Form 10-Q
period 2003-11-30
TRUST CREATED FEBRUARY 25 1986
filed 2004-01-15
CIK 1265092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 2003

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ________


                      COMMISSION FILE NUMBER: 333-109667-01


                         TRUST CREATED FEBRUARY 25, 1986
             (Exact name of registrant as specified in its charter)


                     DELAWARE                             51-6162910
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)                Identification No.)


      3850 THREE MILE LANE, McMINNVILLE, OREGON              97128-9496
       (Address of principal executive offices)              (Zip Code)


                                 (503) 472-9361
              (Registrant's telephone number, including area code)


                                      NONE
         (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /_/    No /X/

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes /_/   No /X/


         Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                         Outstanding as of November 30, 2003
         Trust equity                                Not applicable


                        TRUST CREATED FEBRUARY 25, 1986
                                     INDEX

                                                                                PAGE

Part I.  Financial Information

         Item 1.  Condensed Financial Statements

         Trust Created February 25, 1986:
         Condensed Balance Sheet as of November 30, 2003 and February 28, 2003..... 1

         Condensed Statements of Operations and Changes in Trust
         Equity for the Three Months and Nine Months Ended November 30, 2003
         and November 30, 2002..................................................... 2

         Condensed Statements of Cash Flows for the Nine Months Ended
         November 30, 2003 and November 30, 2002................................... 3

         Notes to Condensed Financial Statements................................... 4

         Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations.......................................10

         Item 3:  Quantitative and Qualitative Disclosures about
         Market Risk...............................................................15

         Item 4:  Controls and Procedures..........................................15

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K.................................16


                                           PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                          TRUST CREATED FEBRUARY 25, 1986
                                              CONDENSED BALANCE SHEETS
                                      NOVEMBER 30, 2003 AND FEBRUARY 28, 2003
                                                   (In thousands)


                                                               (Unaudited)
                                                              November 30,          February 28,
                                                                  2003                  2003
                                                           -------------------   -------------------
                          ASSETS
Flight equipment, net                                              $   12,199            $   12,479
Notes receivable from affiliates                                          895                 1,639
Due from affiliates                                                     1,461                 1,757
                                                           -------------------   -------------------
Total assets                                                       $   14,555            $   15,875
                                                           ===================   ===================


                       LIABILITIES
Current liabilities:
Current portion of long-term debt                                   $   5,354             $   4,702
Accrued liabilities                                                       210                   124
                                                           -------------------   -------------------
Total current liabilities                                               5,564                 4,826
                                                           -------------------   -------------------

Long-term debt                                                          4,169                 9,586
Deferred rental income                                                  4,638                 3,903
                                                           -------------------   -------------------
Total liabilities                                                      14,371                18,315
                                                           -------------------   -------------------

                  TRUST EQUITY (DEFICIT)
Trust equity                                                           18,008                15,138
Less: Accounts and notes receivable from affiliate                    (17,824)              (17,578)
                                                           -------------------   -------------------
     Total trust equity (deficit)                                         184                (2,440)
                                                           -------------------   -------------------
     Total liabilities and trust equity (deficit)                  $   14,555            $   15,875
                                                           ===================   ===================


           The accompanying notes are an integral part of the condensed financial statements.


                                          TRUST CREATED FEBRUARY 25, 1986

                                         CONDENSED STATEMENT OF OPERATIONS
                           For the Three and Nine Months Ended November 30, 2003 and 2002
                                                   (In thousands)

                                                    (UNAUDITED)

                                                             Three Months Ended                 Nine Months Ended
                                                       --------------------------------  --------------------------------
                                                         November 30,     November 30,     November 30,    November 30,
                                                             2003             2002             2003            2002
                                                       --------------------------------  --------------------------------
 Operating revenues:
 Rental income from affiliate                               $   1,880        $   1,880        $   5,642        $   5,642
                                                       ---------------  ---------------  ---------------  ---------------
 Depreciation                                                      93               93              280              236
 Interest expense                                                 264              282            1,066            1,182
 Interest income                                                   (4)            (103)             (62)            (361)
                                                       ---------------  ---------------  ---------------  ---------------
 Net income                                                     1,527            1,608            4,358            4,585
                                                       ---------------  ---------------  ---------------  ---------------

 Less distributions to beneficiaries of
   the 1986 Trust                                                (213)                -          (1,488)               -

 Trust equity at beginning of period                           16,694           14,184           15,138           11,207
                                                       ---------------  ---------------  ---------------  ---------------
 Trust equity at end of period                              $  18,008        $  15,792        $  18,008        $  15,792
                                                       ===============  ===============  ===============  ===============



                  The accompanying notes are an integral part of the condensed financial statements.



                                          TRUST CREATED FEBRUARY 25, 1986

                                         CONDENSED STATEMENT OF CASH FLOWS
                         For the Nine Months Ended November 30, 2003 and November 30, 2002
                                                   (In thousands)

                                                    (UNAUDITED)

                                                                         For the Nine Months Ended
                                                                   --------------------------------------
                                                                        November 30,       November 30,
                                                                            2003               2002
                                                                   --------------------------------------
Cash flows from operating activities:
    Net income                                                          $     4,358           $    4,585

    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation                                                             280                  236
       Change in operating assets and liabilities
       Accounts receivable from affiliates                                     (990)              (2,964)
       Accrued liabilities                                                       86                    -
       Due from affiliates                                                      296
       Deferred rental income                                                   735                  735
                                                                   -----------------     ----------------
             Net cash provided by operating activities                        4,765                2,592

Cash flows from investing activities:
    Notes receivable from affiliates                                          1,488                    -
                                                                   -----------------     ----------------
             Net cash provided by investing activities                        1,488                    -

Cash flows from financing activities:
    Payments on long-term debt                                               (4,765)              (2,592)
    Distributions to beneficiaries                                           (1,488)                   -
                                                                   -----------------     ----------------
            Net cash used in financing activities                            (6,253)              (2,592)

        Net decrease in cash                                                      -                    -
Cash, beginning of period                                                         -                    -
                                                                   -----------------     ----------------
Cash, end of period                                                       $       -             $      -
                                                                   =================     ================


             The accompanying notes are an integral part of the condensed financial statements.

                         TRUST CREATED FEBRUARY 25, 1986

                     Notes to Condensed Financial Statements
                                 (In thousands)


1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Trust created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988 and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended on May 8, 2003 and January 14, 2003, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee (the "1986 Trust", the "trust" or the "Company") is a majority owned subsidiary of Evergreen International Aviation, Inc. ("EA") ("Parent Company") who is a wholly owned subsidiary of Evergreen Holdings, Inc. ("Holdings"). The Company's sole business purpose is to lease airplanes to Evergreen International Airlines, Inc. ("EIA") who is a wholly owned subsidiary of EA. These services result in intercompany transactions and, therefore, there are receivables/payables from this affiliate.

         The interim unaudited condensed financial statements of the Trust Created February 25, 1986, has been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and with instructions to Form 10-Q of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the period presented herein are not necessarily indicative of results of operations for the entire year.

2. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The 1986 Trust is a majority owned subsidiary of EA who is a wholly owned subsidiary of Holdings. The Company's sole business purpose is to lease planes to EIA who is a wholly owned subsidiary of EA. These services result in inter-company transactions and, therefore, there are receivables/payables from this affiliate.

Estimates

         The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to impairment of property and equipment. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies and related judgments and estimates affect the preparation of our financial statements.

Property and Equipment

         We have approximately $12.2 and $12.5 million of operating property and equipment, net as of November 30, 2003 and February 28, 2003, respectively. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by us, including the estimation of useful lives, residual values and, in fiscal 2001 and 2002, impairment charges on aircraft.

         We record aircraft at acquisition cost upon delivery. Depreciable life is determined by using economic analysis, reviewing existing fleet plans, and comparing estimated lives to other airlines operating similar fleets. Older generation aircraft are assigned lives that are consistent with our experience and other airlines. As aircraft technology has improved, useful life has been extended. Residual values are estimated based on our historical experience with regard to the sale of both aircraft and spare parts, and are established in conjunction with the estimated useful lives of the aircraft. Residual values are based on current dollars when the aircraft are acquired and typically reflect values for assets that have not reached the end of their physical lives. Both depreciable lives and residual values are revised annually to recognize changes in our fleet plans and changes in conditions. The values reflected on our balance sheet do not necessarily reflect the fair market value or appraised value of these assets.

                        TRUST CREATED FEBRUARY 25, 1986

                                (In thousands)

We evaluate the recoverability of our flight equipment in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, an impairment loss is recognized only if the carrying amount of our flight equipment is not recoverable and exceeds its fair value. The recoverability of the carrying amount of our flight equipment is determined by comparing the sum of the expected future, undiscounted net cash flows to be derived from the related assets to the net book value of the assets; an impairment loss is then recognized as the difference between the fair value and the net book value of the long-lived assets. The undiscounted cash flows estimate includes only cash flows that are directly associated with and that are expected to arise as a direct result of the use of the assets and incorporates our own assumptions about the use of the assets. The assumptions incorporate our internal budgets and projections based on historical use, existing contracts currently in place as well as the existing service potential of the assets at the date they are tested. For our flight equipment of B747 and DC9 aircraft, each aircraft is depreciated until an economic point in time, regardless of when the aircraft was purchased. The DC9s are fully depreciated and the B747 is being depreciated through 2023.

If our projections of future undiscounted cash flows do not support the recoverability of our flight equipment, an impairment charge is recorded to reduce the carrying value of such equipment to its fair value. The estimated magnitude of any such potential impairment charge could have a significant impact on our financial statements; however, the exact potential loss is not determinable as the exact resale value of our freighter aircraft is not specifically known. The fair value of our flight equipment at any time is based on the market conditions at the time and is affected by various factors most of which relate to the volume of air freight cargo being moved in the market. The fair value of an asset, for purposes of the assessment of impairment, is the amount at which that asset could be bought or sold in a current transaction between willing parties.

Revenue Recognition

Our principal source of revenue is from aircraft rentals to an affiliated company.

Distributions

Distributions are made based on net income generated from certain of the aircraft.


3. RECENT ACCOUNTING PRONOUONCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 were required to be applied by the Company beginning March 1, 2003. The impact of the adoption of this Statement has not had and the company does not expect it to have a material impact on the financial statements.

         In November 2002, The Board issued FASB Interpretation No. 45 ("FIN"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and Interpretation of SFAS 5, 57, and 107 and Rescission of FIN 34. The interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods after December 15, 2002. The Company adopted FIN 45 during 2003 and there was no effect on the Company's financial statements.

                        TRUST CREATED FEBRUARY 25, 1986

                                (In thousands)

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51, Consolidated Financial Statements, and subsequently revised in December 2003, with the issuance of FIN46-R. This interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Company is required to adopt FIN 46-R as of the period ending May 31, 2005. The Company is evaluating whether or not it is a primary beneficiary of a variable interest entity or holds any significant interests or involvement in a variable interest entity.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. For instruments issued prior to May 31, 2003, this standard is to be implemented by reporting the cumulative effect of a change in accounting principle as of July 1, 2003. The Company does not anticipate that the adoption of the Statement will have a material impact on ongoing results of operations, financial position or cash flows of the Company.


4. FLIGHT EQUIPMENT

Property and equipment at November 30, 2003 and February 28, 2003, which consists of one B747 and three DC9's, is as follows:

                                       (Unaudited)
                                      November 30,          February 28,
                                          2003                  2003
                                   -------------------   -------------------

Aircraft                                   $   48,623            $   48,623
Accumulated depreciation                      (36,424)              (36,144)
                                   -------------------   -------------------
    Total                                  $   12,199            $   12,479
                                   ===================   ===================


5. RELATED PARTY TRANSACTIONS

         The Company incurred debt from a third-party creditor to acquire various aircraft. The Company leases these aircraft to EIA. The lease has a total term of ten years. Lease payments to be received are as follows: $375 per month for the first 17 months, $400 per month for the next ten years, $484 per month for the next 68 months, $2,802 in month 96, and $0 for the final 23 months of the lease. Revenues from the leased aircraft are included in operating revenues in the Company's statements of operations, and are recognized on a monthly basis, on a straight-line basis. Rental income from affiliates for the nine months ended November 30, 2003 and November 30, 2002 were $5,642, for each year. EA makes the monthly debt payments to the Company's third-party creditor on behalf of the Company, rather than making monthly rent payments. The difference between the monthly rent amount and debt payment amount is recognized in receivables from affiliates each month. Receivables from affiliates at November 30, 2003 and February 28, 2003 were $16,929 and $15,939, respectively. Due to the uncertainty of the future collection of the receivables, the receivables from affiliates are classified within Trust equity in the financial statements.

                        TRUST CREATED FEBRUARY 25, 1986

                                (In thousands)

The Company has two separate notes receivable from two affiliates with one entity holding a one-third interest and the other entity holding a two-thirds interest in the Company. The notes bear interest at 4 % (8 % at February 28, 2003) and are reduced annually by each entity's ownership share of the Company's net income. The settlement date of the notes is solely dependent on the annual performance of the Company. Interest income from the notes for the nine months ended November 30, 2003 and 2002 was $62 and $361, respectively. The note receivable from Delford M. Smith is collaterized by his personal assets. As there is no collateral for the EA note receivable and the payment is based upon performance of the Company the balance of the note is classified within Trust equity in the financial statements. At November 30, 2003, and February 28, 2003, affiliated notes receivable balances were as follows:

                                      November 30,  2003  February 28, 2003
                                      ------------------  -----------------
         Due from Delford M. Smith       $  895                    $1,639
         Due from EA                        895                     1,639
                                         -------                   ------
                                         $1,790                    $3,278
                                         =======                   ======

     Due from affiliates at November 30, 2003 and February 28, 2003 were $1,461 and $1,757, respectively. The balances represent certain net receivables from Evergreen entities.


6. LONG-TERM DEBT

Long-term debt consisted of the following at November 30, 2003 and February 28, 2003:

                                                 November         February
                                                 30, 2003         28, 2003
                                                 --------         --------

Note payable to Finova Capital Corporation       $  9,523          $14,288
Less current portion                               (5,354)          (4,702)
                                                -----------      ----------
                                                 $  4,169          $ 9,586
                                                ===========      ==========

Notes payable bear interest at 10.44 % and are payable in monthly payments of principal and interest of $472 through 2005. The notes are collateralized by three DC9's and one B747.

         At November 30, 2003, scheduled maturities of long-term debt were:

                 2004                                            $ 1,566
                 2005                                              5,059
                 2006                                              2,898
                                                                ---------
                                                                 $ 9,523
                                                                 =========

                        TRUST CREATED FEBRUARY 25, 1986

                                (In thousands)

7. REFINANCING OF EVERGREEN INTERNATIONAL AVIATION, INC.

         On May 16, 2003, EA, a wholly owned subsidiary of Holdings, issued $215 million in aggregate principal amount of 12% Senior Second Secured Notes (the "Notes") that will mature in 2010. The Company is a guarantor of the Notes. The Notes were sold for 100% of their face amount. The Notes were issued pursuant to an Indenture, dated as of May 16, 2003, by and among EA, Holdings, the subsidiary guarantors party thereto and Bank One, N.A. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and all of EA's subsidiaries except Evergreen Agricultural Enterprises, Inc. and its subsidiaries, and by EA's foreign subsidiaries. The Notes are secured by a second priority lien, subject to permitted liens, on substantially all of the assets that secure the obligations under the new revolving credit facility. The Notes (i) have interest payment dates of May 15 and November 15 of each year;
(ii) are senior second secured obligations, rank equally with all of EA's existing and future senior, or unsubordinated, debt and are senior to any of EA's future senior subordinated or unsubordinated debt; and (iii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:


   If Redeemed during the 12-month period commencing          Redemption Price
   -------------------------------------------------          ----------------

May 15, 2007...............................................        106   %
May 15, 2008...............................................        103   %
May 15, 2009 and thereafter................................        100   %


         Concurrent with the issuance of the Notes, EA entered into a new $100 million revolving credit facility, for which PNC Capital Markets, Inc. acts as arranger, and PNC Bank, National Association acts as agent (the "New Revolving Credit Facility"). The New Revolving Credit Facility matures on May 16, 2006. Upon EA's written request made at least 60 days prior to the end of the applicable term, the term may be extended for an additional period upon the written consent of all the lenders. EA will be obligated to pay certain early termination fees if it terminates the revolving credit facility within 5 years from May 16, 2003 unless we provide written notice at least 60 days prior to May 16, 2005, that we intend to refinance. The New Revolving Credit Facility has an interest rate equal to PNC Bank's prime rate plus 1.00%, or PNC Bank's eurodollar rate plus 3.50%. EA may choose prime rate or eurodollar pricing and may elect interest periods of 30, 60 or 90 days for the eurodollar borrowings. Interest on prime rate advances are payable monthly in arrears. Interest on eurodollar borrowings are payable at the end of each applicable interest period. Upon a default, interest will accrue at 2.0% over the applicable rate.

         Up to $100 million or such lesser amount determined in accordance with a borrowing base formula is available under the New Revolving Credit Facility. EA must maintain $5 million of excess availability under the New Revolving Credit Facility, which may only be reduced with the consent of each of the lenders under the New Revolving Credit Facility. Any amounts outstanding that exceed the availability calculated under the borrowing base formula must be repaid. Up to $5 million of the new revolving credit facility is available for letters of credit.

         The obligations under the New Revolving Credit Facility are guaranteed by all of the guarantors under the Notes including the Company. Borrowings under the New Revolving Credit Facility are secured by a first priority security interest in substantially all of EA's existing and hereafter acquired personal property, including all of the capital stock or membership interests of all of EA's subsidiaries that are guarantors under the New Revolving Credit Facility. This security interest is subject to certain exceptions and permitted liens, including existing liens on two B747 aircraft and three DC9 aircraft.

                        TRUST CREATED FEBRUARY 25, 1986

                                 (In thousands)

         The New Revolving Credit Facility and the indenture governing the Notes impose certain restrictions on EA, including restrictions that limit its restricted subsidiaries' ability to, among other things: (i) incur additional debt; (ii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments; (iii) place limitations on distributions from restricted subsidiaries; (iv) issue or sell capital stock of restricted subsidiaries; (v) issue guarantees; (vi) sell or exchange assets; (vii) enter into transactions with shareholders and affiliates; (viii) make capital expenditures; (ix) create liens; and (x) effect mergers and other changes of control. In addition, the New Revolving Credit Facility contains financial covenants requiring EA to meet various financial ratios, such as a minimum tangible net worth ratio, maximum capital expenditures, and a minimum fixed charge coverage ratio.

         If EA or its restricted subsidiaries, including the company, violate these covenants and are unable to obtain waivers from the lenders or noteholders, EA's debt under these agreements would be in default and could be accelerated by the lenders or noteholders. Cross default provisions exist in the indenture governing the Notes whereby a default on the Notes would occur if an event of default under issues of indebtedness of EA, any subsidiary guarantor, including the Company, or other significant subsidiary having an outstanding principal amount of $10 million or more in the aggregate for all such issues of all such persons and such default causes the holder to declare the indebtedness due and payable prior to its stated maturity and such indebtedness is not discharged in full or such acceleration is not rescinded or annulled within 30 days.

         Initially, EA borrowed $69.3 million under the New Revolving Credit Facility. As of November 30, 2003, EA had approximately $70.4 million in outstanding borrowings and $10.9 million available upon application of borrowing base limitations as such borrowing base is available on December 1, 2003 and subject to applicable covenants.

         EA used the net proceeds from the sale of the Notes and initial borrowings under the New Revolving Credit Facility to, among other uses, repay all outstanding balances, accrued interest on borrowings and letter of credit participation fees related to its old senior credit facility, which matured on May 7, 2003.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Property and Equipment

         We have approximately $12 million operating flight equipment, net as of November 30, 2003 and February 28, 2003, respectively. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by us, including the estimation of useful lives, residual values and, in fiscal 2001 and 2002, impairment charges on aircraft.

         We record aircraft at acquisition cost upon delivery. Depreciable life is determined by using economic analysis, reviewing existing fleet plans, and comparing estimated lives to other airlines operating similar fleets. Older generation aircraft are assigned lives that are consistent with our experience and other airlines. As aircraft technology has improved, useful life has been extended. Residual values are estimated based on our historical experience with regard to the sale of both aircraft and spare parts, and are established in conjunction with the estimated useful lives of the aircraft. Residual values are based on current dollars when the aircraft are acquired and typically reflect values for assets that have not reached the end of their physical lives. Both depreciable lives and residual values are revised annually to recognize changes in our fleet plans and changes in conditions. The values reflected on our balance sheet do not necessarily reflect the fair market value or appraised value of these assets.

         We evaluate the recoverability of a long-lived asset or asset group in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, an impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The recoverability of the carrying amount of long-lived assets is determined by comparing the sum of the expected future, undiscounted net cash flows to be derived from the related assets to the net book value of the assets; an impairment loss is then recognized as the difference between the fair value and the net book value of the long-lived assets. The undiscounted cash flows estimate includes only cash flows that are directly associated with and that are expected to arise as a direct result of the use of the assets and incorporates our own assumptions about the use of the assets. The assumptions incorporate our internal budgets and projections based on historical use, existing contracts currently in place as well as the existing service potential of the assets at the date they are tested. For our flight equipment of B747 and DC9 aircraft, each aircraft is depreciated until an economic point in time, regardless of when the aircraft was purchased. The DC9s are fully depreciated and the B747 is being depreciated through 2023.

         If our projections of future undiscounted cash flows do not support the recoverability of our long-lived assets, an impairment charge is recorded to reduce the carrying value of such equipment to its fair value. The estimated magnitude of any such potential impairment charge could have a significant impact on our financial statements; however, the exact potential loss is not determinable as the exact resale value of our freighter aircraft is not specifically known. The fair value of our flight equipment at any time is based on the market conditions at the time and is affected by various factors most of which relate to the volume of air freight cargo being moved in the market. The fair value of an asset, for purposes of the assessment of impairment, is the amount at which that asset could be bought or sold in a current transaction between willing parties.

Revenue Recognition

         Our principal source of revenue is from aircraft rentals to an affiliated company, recognized on a straight-line basis over the life of the lease agreement.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 were required to be applied by the Company beginning March 1, 2003. The impact of the adoption of this Statement has not had a material impact on the financial statements.

        In November 2002, The Board issued FASB Interpretation No. 45 ("FIN"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and Interpretation of SFAS 5, 57, and 107 and Rescission of FIN 34. The interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods after December 15, 2002. The Company adopted FIN 45 during 2003 and there was no effect on the Company's financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51, Consolidated Financial Statements, and subsequently revised in December 2003, with the issuance of FIN46-R. This interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Company is required to adopt FIN 46-R as of the period ending May 31, 2005. The Company is evaluating whether or not it is a primary beneficiary of a variable interest entity or holds any significant interests or involvement in a variable interest entity.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. For instruments issued prior to May 31, 2003, this standard is to be implemented by reporting the cumulative effect of a change in accounting principle as of July 1, 2003. The impact of adoption of this Statement is not expected to have a material effect on ongoing results of operations, financial position or cash flows of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS:

Three Months Ended November 30, 2003 Compared to the Three Months Ended November 30, 2002

         The following table sets forth information with respect to the Trust Created February 25, 1986 relating to the three months ended November 30, 2003 and November 30, 2002:

                                                Three Months Ended
                                         ---------------------------------
                                          November 30,        November 30,
                                              2003                2002
                                         ----------------------------------
                                                   (in thousands)

 Rental income from affiliate                $   1,880           $   1,880
                                        ---------------     ---------------

 Depreciation                                       93                  93

 Interest expense                                  264                 282

 Interest income                                    (4)               (103)
                                        ---------------     ---------------
 Net income                                  $   1,527           $   1,608
                                        ---------------     ---------------

Rental Income From Affiliate

         Rental income from affiliate is derived solely from rental income related to the lease of the trust's aircraft to EIA. Rental income from affiliate was $1.9 million for each of the three months ended November 30, 2003 and November 30, 2002, in accordance with the terms of the lease agreement.

Depreciation

         Depreciation consists of depreciation on the trust's aircraft. Depreciation was $93 thousand for each of the three months ended November 30, 2003 and November 30, 2002

Interest Expense

         Interest expense, comprised predominantly of interest paid on the outstanding note payable to Finova Capital Corporation, decreased $18 thousand, or 6.4%, to $264 thousand for the three months ended November 30, 2003 from $282 thousand for the three months ended November 30, 2002, due to the reduction in the note payable from scheduled repayments.

Interest Income

         Interest income, which is comprised predominantly of interest paid on the outstanding notes receivable due from affiliates, decreased $99 thousand, or 96.1%, to $4 thousand for the three months ended November 30, 2003 from $103 thousand for the three months ended November 30, 2002, due to the reduction in notes receivable from affiliate from scheduled repayments.

Net Income

         Net income decreased $81 thousand, or 5.0%, to $1.5 million for the three months ended November 30, 2003 from $1.6 million for the three months ended November 30, 2002, as a result of the factors discussed above.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Nine Months Ended November 30, 2003 Compared to the Nine Months Ended November 30, 2002

         The following table sets forth information with respect to The Trust Created February 25, 1986 relating to the nine months ended November 30, 2003 and November 30, 2002:

                                                Nine Months Ended
                                        ----------------------------------
                                         November 30,         November 30,
                                             2003                2002
                                       -----------------------------------
                                                   (in thousands)

 Rental income from affiliate               $   5,642           $   5,642
                                       ---------------     ---------------

 Depreciation                                     280                 236

 Interest expense                               1,066               1,182

 Interest income                                  (62)               (361)
                                       ---------------     ---------------
 Net income                                 $   4,358           $   4,585
                                       ---------------     ---------------

Rental Income From Affiliate

         Rental income from affiliate is derived solely from rental income related to the lease of the trust's aircraft to EIA. Rental income from affiliate was $5.6 million for each of the nine months ended November 30, 2003 and November 30, 2002, in accordance with the terms of the lease agreement.

Depreciation

         Depreciation consists of depreciation on the trust's aircraft. Depreciation increased $44 thousand, or 18.6%, to $280 thousand for the nine months ended November 30, 2003 from $236 thousand for the nine months ended November 30, 2002. This is the result of a correction of the depreciation taken in the fiscal year ended February 28, 2002.

Interest Expense

         Interest expense, comprised predominantly of interest paid on the outstanding note payable to Finova Capital Corporation, decreased $116 thousand, or 9.8%, to $1.1 million for the nine months ended November 30, 2003 from $1.2 million for the nine months ended November 30, 2002, due to the reduction in the note payable from schedule repayments.

Interest Income

         Interest income, which is comprised predominantly of interest paid on the outstanding notes receivable due from affiliates, decreased $299 thousand, or 82.8%, to $62 thousand for the nine months ended November 30, 2003 from $361 thousand for the nine months ended November 30, 2002, due to the reduction in notes receivable from affiliate from schedule repayments.

Net Income

         Net income decreased $277 thousand, or 5.0%, to $4.4 million for the nine months ended November 30, 2003 from $4.6 million for the nine months ended November 30, 2002, as a result of the factors discussed above.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities. In lieu of cash payments, the lessee of the aircraft make payments directly to Finova Capital Corporation for the required debt payments. Cash flows from operating activities is primarily driven by net income combined with fluctuations in operating assets and liabilities and in amounts due from affiliates. During the nine months ended November 30, 2003, we generated cash of $4.8 million compared to $2.6 million for the nine months ended November 30, 2002, a difference of $2.2 million. The decrease in cash flows from operations was the result of a $0.9 million decrease in operating assets and liabilities offset by a $3.3 million increase in due from affiliate.

         Cash flows from investing activities. Cash flows from investing activities were the reduction of the note receivable from affiliates in the amount of $1.5 million.

         Cash flows from financing activities Net cash used by financing activities was $4.8 million for the nine months ended November 30, 2003, as a result of the reduction of long-term debt compared to $2.6 million for the nine months ended November 30, 2002. During the nine months ended November 30, 2003, $1.5 million was distributed to beneficiaries.

         The following table summarizes our contractual obligations as of November 30, 2003:

                                  (in millions)
                                                    Long-term
                   Fiscal                              Debt
                   ------                           ---------

                   2004...........................  $    1.9
                   2005...........................       5.7
                   2006...........................       3.0
                   2007 and thereafter............       0.0

         Historically, the Company has met its debt obligations through rental income. The Company anticipates the future rental income will be sufficient to service future obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no variable rate debt, only fixed rate debt, therefore we are not exposed to interest rate risks. We have not entered into any obligations for trading purposes. We are not exposed to foreign currency exchange rate risks or commodity price risks. We do not enter into futures or swap contracts at this time.


ITEM 4.  CONTROLS AND PROCEDURES.

                  (a) Disclosure Controls and Procedures. The trust's management, with the participation of the trust's principal executive officer and principal financial officer, has evaluated the effectiveness of the trust's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the trust's principal executive officer and principal financial officer have concluded that, as of the end of such period, the trust's current controls and procedures require further enhancements to ensure that the trust's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the trust in the reports that it files or submits under the Exchange Act. At this time, management has determined that disclosure controls and procedures may not be sufficient to ensure that data errors and control problems are detected, and to confirm that appropriate corrective action, including process improvements, is undertaken. In order to review the financial condition and prepare the financial disclosures in this document, the trust's management has been responding to recommendations from the trust's auditors to properly and accurately account for the financial information contained in this Form 10-Q. Detailed validation work was done by internal personnel with respect to all condensed balance sheet account balances to substantiate the financial information and the related disclosures that is contained in this Form 10-Q. Additional analysis was performed on condensed income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Based on this review, management has determined that these enhancements should include: (i) quarterly diligence by the principal executive officer and the principal financial officer; and (ii) more timely reconciliations of certain of its accounts to limit year-end audit adjustments. The trust is in the process of implementing these enhancements.

                  (b) Internal Control Over Financial Reporting. Except as described above, there have not been any changes in the trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the trust's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

      3.35 Second Amendment to the Second Amended and Restated Trust Agreement, dated as of January 14, 2004, among Wilmington Trust Company, as owner trustee, Delford M. Smith and Evergreen International Aviation, Inc.

      31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TRUST CREATED FEBRUARY 25, 1986
                                                    (Registrant)


          January 14, 2004                /s/ John A. Irwin
--------------------------                ---------------------------
         (Dated)                          John A. Irwin
                                          Principal executive officer


          January 14 2004                 /s/ Lawrence J. Bolton
-------------------------                 ----------------------------
              (Dated)                     Lawrence J. Bolton
                                          Principal financial officer

                                 Exhibit Index

3.35 Second Amendment to the Second Amended and Restated Trust Agreement, dated as of January 14, 2004, among Wilmington Trust Company, as owner trustee, Delford M. Smith and Evergreen International Aviation, Inc.

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                Exhibit 3.35

                               SECOND AMENDMENT
                                    TO THE
                  SECOND AMENDED AND RESTATED TRUST AGREEMENT


                  This SECOND AMENDMENT (the "Second Amendment") to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, among the Wilmington Trust Company, a Delaware banking corporation, not in its individual capacity, but solely as trustee thereunder ("Owner Trustee"), and 747, Inc., an Oregon corporation ("747"), King, Christian Inc., a Nevada corporation ("King Christian"), and Delford M. Smith, as beneficiaries, is made as of January 14, 2004, among Owner Trustee, Evergreen International Aviation, Inc., an Oregon corporation ("Aviation") and Delford M. Smith.

                             W I T N E S S E T H:

                  WHEREAS, a trust (the "1986 Trust") was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended on May 8, 2003, among Aviation (an assignee of Evergreen Holdings, Inc.), as successor to 747 and King Christian, and Delford M. Smith, as beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee (as amended and restated, the "Existing Trust Agreement");

                  WHEREAS, Aviation issued and sold an aggregate principal amount of $215,000,000 of its 12% senior second secured notes (the "Notes"), pursuant to an indenture, dated as of May 16, 2003 (the "Indenture"), among Aviation, Holdings and the subsidiary guarantors listed on the signature page thereof (the "Subsidiary Guarantors"), and Bank One, National Association, as trustee;

                  WHEREAS, pursuant to the Indenture, each of the Subsidiary Guarantors, including the 1986 Trust, jointly and severally guaranteed (the "Notes Guarantee") Aviation's obligations arising under the Indenture and the Notes;

                  WHEREAS, in connection with the offering of the Notes, Aviation, Holdings and the Subsidiary Guarantors (except for Wells Fargo Bank Northwest, National Association, in its capacity as owner trustee of the Evergreen Aircraft Trust and Boomer Air, Inc.) also executed and delivered to Morgan Stanley & Co. Incorporated, Merrill, Lynch, Pierce, Fenner & Smith, Incorporated and PNC Capital Markets, Inc., the registration rights agreement, dated as of May 16, 2003 (the "Registration Rights Agreement");

                  WHEREAS, in connection with the Registration Rights Agreement, the 1986 Trust may be required to prepare, execute and file or cause to be prepared, executed and filed registration statements, periodic reports, certifications, schedules, statements, consents, documents, other reports and information required pursuant to the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended (collectively, the "SEC Filings").

                  WHEREAS, the 1986 Trust has no designated officers or directors;

                  WHEREAS, Owner Trustee, Aviation and Delford M. Smith desire to amend the terms of the Existing Trust Agreement to authorize (i) the Beneficiaries to designate a principal executive officer of the 1986 Trust and a principal financial officer of the 1986 Trust, and (ii) such officers to prepare, execute and file the SEC Filings on behalf of the 1986 Trust; and

                  WHEREAS, pursuant to a Consent, dated as of the date hereof, FINOVA Capital Corporation, has consented to this Second Amendment and the transactions contemplated thereby.

                  NOW, THEREFORE, in consideration of the premises and of other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto agree to amend the Existing Trust Agreement as follows:

Section 1. Amendment of Article III of the Existing Trust Agreement. The parties hereto agree that Article III of the Existing Trust Agreement is hereby amended by the addition of the following immediately after Section 3.4 thereof:

                  "Section 3.5      Designation of Officers.

                  (a) The Beneficiaries shall have the right to designate in writing to the Owner Trustee from time to time an individual to act as the principal executive officer of the 1986 Trust with responsibility for the general supervision of the business of the 1986 Trust, subject to this Agreement (the "CEO"), whose responsibilities shall include: (i) the execution of all bonds, mortgages, contracts and other instruments of the 1986 Trust, and (ii) the preparation, execution and filing of SEC Filings on behalf of the 1986 Trust, including certifications required to be made by the principal executive officer or chief executive officer in connection with SEC Filings, in each case, except where required or permitted by law or this Agreement to be otherwise signed and executed. Initially, the CEO shall be John A. Irwin.

                  (b) The Beneficiaries shall have the right to designate in writing to the Owner Trustee from time to time an individual to act as the principal financial officer of the 1986 Trust with responsibility for the accounting and financial reporting of the 1986 Trust, subject to this Agreement (the "CFO"), whose responsibilities shall include the preparation, execution and filing of SEC Filings on behalf of the 1986 Trust, including certifications required to be made by the principal financial officer or chief financial officer in connection with SEC Filings, except where required or permitted by law or this Agreement to be otherwise signed and executed. Initially, the CFO shall be Lawrence J. Bolton.

                  Section 2. Entire Agreement. This Second Amendment and the other documents attached hereto or incorporated by reference herein constitute the entire agreement of the parties hereto with respect to the subject matter hereof and supersedes all other understandings, oral and written, with respect to the subject matter hereof.

                  Section 3. Applicable Law. THIS SECOND AMENDMENT SHALL BE DEEMED TO HAVE BEEN NEGOTIATED AND MADE IN, AND SHALL BE GOVERNED AND INTERPRETED UNDER THE LAWS OF THE STATE OF DELAWARE APPLICABLE TO AGREEMENTS MADE BY RESIDENTS THEREOF TO BE ENTIRELY PERFORMED THEREIN.

                  Section 4. Counterparts. This Second Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Second Amendment by signing any such counterpart.

                  Section 5. Effect of Second Amendment. Except as specifically set forth herein, all other provisions of the Existing Trust Agreement shall remain in full force and effect.

                  IN WITNESS WHEREOF, the parties have caused this Second Amendment to the Existing Trust Agreement to be duly executed by their duly authorized officers as of the day and year first above written.

                                          WILMINGTON TRUST COMPANY,
                                          not in its individual capacity,
                                          but solely as Owner Trustee


                                          By: /s/ David A. Vanaskey, Jr.
                                              --------------------------------
                                             Name:  David A. Vanaskey, Jr.
                                             Title: Vice President


                                          EVERGREEN INTERNATIONAL AVIATION, INC.


                                          By: /s/ John A. Irwin
                                              -------------------------------
                                             Name:  John A. Irwin
                                             Title: Treasurer


                                          DELFORD M. SMITH


                                          By: /s/ Delford M. Smith
                                              --------------------------------


CONSENTED TO:

FINOVA CAPITAL CORPORATION


By: /s/ James Wifler
    ---------------------------
   Name:  James Wifler
   Title: Vice President


EVERGREEN INTERNATIONAL AIRLINES, INC.


By: /s/ John A. Irwin
    -----------------------------
   Name:  John A. Irwin
   Title: Treasurer

                                                                EXHIBIT 31.1

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Irwin, principal executive officer of the Trust Created February 25, 1986, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Trust Created February 25, 1986;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and, except as otherwise disclosed in this report, have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: January 14, 2004                               /s/ John A. Irwin
                                                     -------------------------
                                                     John A. Irwin

                                                                EXHIBIT 31.2

                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Lawrence J. Bolton, principal financial officer of the Trust Created February 25, 1986, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Trust Created February 25, 1986;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and, except as otherwise disclosed in this report, have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: January 14, 2004                               /s/ Lawrence J. Bolton
                                                     -------------------------
                                                     Lawrence J. Bolton

                                                                 EXHIBIT 32.1

                    Certification of CEO and CFO Pursuant to
                             18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of the Trust Created February 25, 1986, (the "Trust") for the quarterly period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), John A Irwin, as the principal executive officer and the equivalent of the chief executive officer of the Trust, and Lawrence J. Bolton, as the principal financial officer and the equivalent of the chief financial officer of the Trust, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge, except as otherwise disclosed in the
Report:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


/s/ John A. Irwin
--------------------------------
Name:  John A. Irwin
Title: Principal executive officer
Date:  January 14, 2004


/s/ Lawrence J. Bolton
--------------------------------
Name:  Lawrence J. Bolton
Title: Principal financial officer
Date:  January 14, 2004


This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Trust for purposes of ss.18 of the Securities Exchange Act of 1934, as amended.