Form 10-K
period 2004-02-29
TRUST CREATED FEBRUARY 25 1986
filed 2004-06-14
CIK 1265092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the Fiscal year ended February 29, 2004

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________



                      COMMISSION FILE NUMBER: 333-109667-04

                       THE TRUST CREATED FEBRUARY 25, 1986
             (Exact name of registrant as specified in its charter)

                   OREGON                                  91-1797880
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

 3850 THREE MILE LANE, McMINNVILLE, OREGON                 97128-9496
  (Address of principal executive offices)                 (Zip Code)

                                 (503) 472-9361
                    (Registrant's telephone number, including
                                   area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ? No ?

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes ? No ?


         Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                  Class                    Outstanding as of February 29, 2004
               Trust Equity                           Not applicable

                       THE TRUST CREATED FEBRUARY 25, 1986
                                Table of Contents


PART I                                                             PAGE


Item 1.  Business                                                   3
Item 2.  Properties                                                 5
Item 3.  Legal Proceedings                                          6
Item 4.  Submission of Matters to a Vote of Security Holders        7

PART II

Item 5.  Market for the Registrant's Common Equity and Related
             Stockholders Matters                                   8
Item 6.  Selected Financial Data                                    9
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       10
Item 7A. Quantitative and Qualitative Disclosures About
          Market Risk                                               18
Item 8.  Financial Statements and Supplementary Data                19
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                       34
Item 9A. Controls and Procedures                                    35

PART III

Item 10. Directors and Executive Officers of the Registrant         37
Item 11. Executive Compensation                                     38
Item 12. Security Ownership of Certain Beneficial Owners
          and Management                                            39
Item 13. Certain Relationships and Related Transactions             40
Item 14. Principal Accounting Fees and Services                     41

PART IV

Item 15. Exhibits, Signatures, Financial Statement Schedules,
          and Reports on Form 8-K                                   43

                                     PART I

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     THIS ANNUAL REPORT ON FORM 10-K, INCLUDING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", CONTAINS CERTAIN STATEMENTS THAT DESCRIBE OUR BELIEFS CONCERNING FUTURE BUSINESS CONDITIONS, PROSPECTS, GROWTH OPPORTUNITIES, NEW PRODUCT LINES AND THE OUTLOOK FOR THE EVERGREEN BASED UPON CURRENTLY AVAILABLE INFORMATION. WHEREVER POSSIBLE, WE HAVE IDENTIFIED THESE "FORWARD-LOOKING" STATEMENTS (AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED) BY WORDS SUCH AS "ANTICIPATES", "BELIEVES", "COULD", "MAY", "INTENDS", "ESTIMATES", "EXPECTS", "PROJECTS", AND SIMILAR PHRASES. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON ASSUMPTIONS WE BELIEVE ARE REASONABLE.

     SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE STATEMENTS, INCLUDING, BUT NOT LIMITED TO:

     o OUR RELIANCE ON ONE CUSTOMER, AN AFFILIATE, EVERGREEN INTERNATIONAL AIRLINES, INC.

     o OUR FUTURE COMPLIANCE WITH THE TERMS OF OUR DEBT AGREEMENTS AND OTHER MATERIAL CONTRACTS.

     o GENERAL CONDITIONS IN THE AVIATION INDUSTRY, INCLUDING COMPETITION AND DEMAND FOR AIR CARGO SERVICES.

     o THE EFFECT OF GOVERNMENT LAWS AND REGULATIONS, PARTICULARLY THOSE RELATING TO AVIATION AND TRANSPORTATION.

     o THE EFFECT OF NATIONAL, INTERNATIONAL AND REGIONAL POLITICAL AND ECONOMIC CONDITIONS.

     o RISKS RELATED TO WAR, TERRORIST ATTACKS, EXPROPRIATION OF OUR PROPERTY AND HOSTILITIES DIRECTED AT U.S. COMPANIES ABROAD.

     o WEAKNESSES WITH OUR INTERNAL CONTROLS, WHICH COULD AFFECT OUR ABILITY TO PROVIDE ACCURATE FINANCIAL STATEMENTS.

ITEM 1. BUSINESS

Overview

     The trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988 and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995 (the "Second Amended and Restated Trust Agreement) as amended on May 8, 2003, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as owner trustee (the "1986 Trust", "Trust", "we", "us", or "our"). The Trust does not have directors but is operated and managed pursuant to the Second Amended and Restated Trust Agreement, as amended. Mr. Delford Smith holds a one-third beneficial ownership interest in that portion of the Trust that owns a Boeing 747 aircraft. Evergreen International Aviation, Inc. ("EA") owns the remaining two-thirds interest in that portion of the Trust that owns the Boeing 747 and all of that portion of the Trust that owns the three DC9 aircraft. EA is a wholly owned subsidiary of Evergreen Holdings, Inc. ("Holdings"). The Trust's sole business purpose is to lease airplanes it owns to Evergreen International Airlines, Inc. ("EIA") who is a wholly owned subsidiary of EA. These services result in inter-company transactions and, therefore, there are receivables/payables from this affiliate.


Regulation

     We are subject to the jurisdiction of the Federal Aviation Administration
(FAA) with respect to aircraft maintenance and repair. FAA regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. We must obtain and maintain from the FAA certificates of airworthiness for all of our aircraft. The Department of Transportation (DOT) and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended and re-codified, and under the Airport Noise and Capacity Act of 1990, to monitor and regulate aircraft engine noise. Our aircraft of airplanes complies with Stage III Standards, which is currently the highest FAA standard applicable to our aircraft. The FAA also has the power to issue airworthiness directives, the effect of which may require us to modify our aircraft, at our expense, to meet perceived inadequacies throughout the airline industry. Under the FAA's directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and have been required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins, which have been converted into airworthiness directives by the FAA. Our B-747 aircraft is in compliance with such directives. As part of the FAA's overall Aging Aircraft program, it has issued directives requiring Section 41 additional aircraft modifications to be accomplished prior to an aircraft reaching 20,000 cycles. Our B-747 aircraft has already undergone such modifications and is in compliance. Our DC-9 aircraft are not required to undergo modifications for at least 13 years. Other directives have been issued that require inspections and minor modifications to our B-747 aircraft. On April 2, 2003, the FAA mandated the installation of traffic collision avoidance systems ("TCAS") on all aircraft over 33,000 pounds by January 1, 2005 to reduce the risk of a midair collision. TCAS were installed on our B-747 aircraft in 1999, but the FAA mandate will also require installation of TCAS in each of our DC-9 aircraft. We estimate that the total cost of TCAS installation in our DC-9 fleet will be $.5 million. In addition, on March 29, 2001, the FAA mandated that a terrain awareness and warning system ("TAWS") be installed on all turbine-powered aircraft by March 29, 2005. TAWS are designed to provide pilots with increased situational awareness in any weather conditions. Our B-747 and DC-9 aircraft will require TAWS installation, and we estimate the total cost of installation to be $.4 million. On May 10, 2002, the FAA issued a proposed rule that would require aircraft operating between 29,000 and 39,000 feet in designated airspace to be certified by the U.S. Domestic Reduced Vertical Separation Minimum Program. Under the proposed rule, we would be required to be certified by early calendar 2005. Reduced vertical separation minimum ("RVSM") is the use of reduced vertical separation of 1,000 feet (from the current 2,000 feet) for approved aircraft operating between 29,000 and 39,000 feet in designated airspace. All of our DC-9 aircraft will require RVSM certification. Our B-747 aircraft was RVSM-certified in 1997. At this time, we are unable to estimate the costs of compliance with this directive, as the certification process has not yet begun. If we do not comply with airworthiness directives, we will be unable to operate the aircraft.


Available Information

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended, are available on our parent company's website at www.evergreenaviation.com, when such reports are available on the Securities and Exchange Commission website.

ITEM 2. PROPERTIES

     The trust owns one B-747 and three DC-9 aircraft. Mr. Delford M. Smith owns a one-third beneficial ownership interest in the portion of the Trust that owns the B-747 aircraft. The remaining two-thirds beneficial ownership interest in the portion of the Trust that owns the B-747 aircraft and the entire beneficial ownership interest in that portion of the trust that owns three DC-9 aircraft is owned by Evergreen Aviation, Inc. The trust leases the aircraft to EIA.

     Property and equipment at February 29, 2004 and February 28, 2003 consisted of the following (in thousands):

                                                    2004           2003
                                                  --------        -------
        B747 Aircraft                             $31,243        $31,243
        DC-9 Aircraft                              17,380         17,380
        Accumulated depreciation                  (36,518)       (36,144)
                                                  --------        -------
           Total                                  $12,105         $12,479
                                                  ========        =======

ITEM 3. LEGAL PROCEEDINGS

     We are not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     As of February 29, 2004, the Trust had no publicly owned equity.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below has been derived from our financial statements. For comparability of results, this information should be read in conjunction with the financial statements and related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.


                                                       FISCAL YEAR
                                                       -----------
                                    2004       2003        2002        2001        2000
                                                                                (unaudited)
                                   ------     ------      ------      ------    -----------
                                                      (in thousands)
Operating revenues:
Rental income from affiliate    $  7,496    $  7,522    $  7,533    $  7,523    $  7,533
                                   -----       -----       -----       -----       -----

Operating expenses:
Depreciation                         373         330         611         602       1,299
Impairment charge on aircraft        --          --        9,018 (1)     --          --
Interest expense                   1,175       1,706       2,102       2,458       2,760
Interest income                      (65)       (465)       (507)       (608)       (656)
                                   -----       -----       -----       -----       -----

Net income (loss)                  6,013       5,951      (3,691)      5,071       4,130
                                   =====       =====      ======       =====       =====

                                                  AT THE END OF FISCAL YEAR
                                                  -------------------------
                                   2004        2003        2002        2001        2000
                                   ----        ----        ----        ----        ----
                                                      (in thousands)
Balance Sheet Data:
Cash and cash equivalents       $   --      $   --      $   --      $   --      $   --
Working capital (deficit)(2)      (5,059)     (4,826)     (3,954)     (3,558)     (3,202)
Total assets                      13,346      15,875      16,916      26,607      30,641
Long-term debt                     2,898       9,586      13,942      17,896      21,454
Total debt (3)                     7,957      14,288      17,896      21,454      25,620
Total Trust equity (deficit)         590      (2,440)     (3,903)      3,209       5,020

     (1) On a periodic basis, we review the carrying value of our aircraft. We recognize an impairment loss when the sum of the expected future and undiscounted net cash flows to be derived from the assets is less than their carrying amount on our balance sheet. In fiscal 2002, we recognized an impairment charge of $9.0 million on our DC-9 fleet as a result of under utilization of the fleet.

     (2) Working capital (deficit) represents total current assets less total current liabilities.

     (3) Total debt is total current portion of long-term debt plus non-current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ABOUT FORWARD LOOKING STATEMENTS



     This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain statements that describe our beliefs concerning future business conditions, prospects, growth opportunities, new product lines and the outlook for the Evergreen based upon currently available information. Wherever possible, we have identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) by words such as "anticipates", "believes", "could", "may", "intends", "estimates", "expects", "projects", and similar phrases. These forward-looking statements are based upon assumptions we believe are reasonable.

OVERVIEW

     The Trust was created on February 25, 1986 between EA and Delford M. Smith, as beneficiaries, and Wilmington Trust Company. The Trust is a majority owned subsidiary of EIA who is a wholly owned subsidiary of Holdings.

     The Trust was created to purchase and then lease one B-747 and three DC-9 airplanes to EIA. These services result in transactions between the Trust and EIA and, therefore, there are receivables/payables from this affiliate.

MATERIAL TRENDS AND UNCERTAINTIES

     WE PAY CLOSE ATTENTION TO AND MONITOR VARIOUS TRENDS AND UNCERTAINTIES EMERGING IN THE MARKETS WE SERVE. THE MARKETS WE SERVE ARE IMPACTED BY GOVERNMENT REGULATIONS AND POLICIES, WORLD WIDE ECONOMIC AND POLITICAL CHANGES AND THE EMERGENCE OF NEW COMPETITION.

     OUR OPERATIONS ARE IN A HIGHLY COMPETITIVE MARKET, WHICH CAN BE IMPACTED BY THE EMERGENCE OF LOWER COST SERVICE COMPETITORS WITH YOUNGER AIRCRAFT FLEETS. IN ADDITION, WE ARE SUBJECT TO GOVERNMENTAL REGULATIONS COVERING WHERE AND HOW WE CAN OPERATE, THUS WE TRACK CHANGING REGULATIONS TO ENSURE WE ARE ELIGIBLE TO OPERATE IN THE MARKETS WE SERVE.

CRITICAL ACCOUNTING POLICIES

Aircraft and Equipment

     We had approximately $12.1 million and $12.5 million aircraft and equipment, net as of February 29, 2004 and February 28, 2003, respectively. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by us, including the estimation of useful lives, residual values and impairment charges on aircraft.

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

Recoverability of Long-Lived Assets

     We evaluate the recoverability of a long-lived asset or asset group in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, an impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The recoverability of the carrying amount of long-lived assets is determined by comparing the sum of the expected future, undiscounted net cash flows to be derived from the related assets to the net book value of the assets; an impairment loss is then recognized as the difference between the fair value and the net book value of the long-lived assets. The undiscounted cash flows estimate includes only cash flows that are directly associated with and that are expected to arise as a direct result of the use of the assets and incorporates our own assumptions about the use of the assets. The assumptions incorporate our internal budgets and projections based on historical use, existing contracts currently in place as well as the existing service potential of the assets at the date they are tested. For our fleet of B747 and DC9s aircraft, each aircraft is depreciated until an economic point in time, regardless of when the aircraft was purchased. The DC9s are fully depreciated and the B747 is being depreciated through 2023.

     If our projections of future undiscounted cash flows do not support the recoverability of our long-lived assets, an impairment charge is recorded to reduce the carrying value of our fleet to its fair value. The fair value of our long-lived assets for purposes of our assessment, are determined based on the amount at which an asset could be bought or sold in a current transaction between willing parties, discounted cash flows, or internal or external appraisals. The estimated magnitude of any such potential impairment charge could have a significant impact on our financial statements.

     In fiscal year 2002, an impairment loss of $9.0 million was recognized on the Company's DC9-33 fleet, which was determined based on a forecast of the net present value of expected future cash flows to be earned by the aircraft, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Revenue Recognition Policy

     Our principal source of revenue is from aircraft rentals to an affiliated company. These rentals are recorded on a monthly basis, based on the terms of the lease with the affiliated company. There is a step-up in the monthly rental payment several times throughout the term of the lease, giving rise to deferred rental revenue. In accordance with SFAS No. 13, ACCOUNTING FOR LEASES, the Trust is required to recognize rental income on a straight-line basis, which is calculated by dividing the total rental revenue over the life of the lease by the term of the lease, in months. The deferred revenue will be fully recognized as income by the end of the lease term.

RECENT ACCOUNTING PRONOUONCEMENTS


     In January 2003, the FASB issued FASB Interpretation No.46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES-AN INTERPRETATION OF ARB NO.51 CONSOLIDATED FINANCIAL STATEMENTS, and subsequently revised in December 2003, with the issuance of FIN 46-R. The interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity .The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. We are required to adopt FIN 46-R as of the period ending May 31,2005. We have completed our final assessment of the impact of FIN 46-R, and based upon our assessment, management concluded we are not the primary beneficiary of any variable interest entities. The adoption of FIN 46-R is not expected to have a material impact on our financial statements.

     In May 2003, the FASB issued SFAS No.150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. On November 7, 2003 FASB issued FASB staff Position NO. FAS 150-3 (FSP150-3) "Effective Date, Disclosure, and Transition for Mandatory Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatory Redeemable Noncontrolling Interests under FASB Statements 150, Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity". FSP 150-3 deferred certain aspects of FAS 150. It requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31,2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. This standard is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS No. 150. The adoption of FAS 150 and FAS 150-3 did not have a material effect on our ongoing results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

     Fiscal Year Ended February 29, 2004 Compared to the Fiscal Year Ended February 28, 2003

     The following table sets forth information with respect to the Trust Created February 25, 1986 relating to the fiscal years ended February 29, 2004 and February 28, 2003:




                                            Fiscal 2004   Fiscal 2003
                                            -----------   -----------
                                                  (in thousands)

Rental income from affiliates                 $7,496        $7,522
                                              ------        ------
                                                 373           330
Interest expense                               1,175         1,706
Interest income                                  (65)         (465)
                                              ------        ------
   Net income                                 $6,013        $5,951
                                              =======       ======


Rental income from affiliate

     Rental income from affiliate is derived solely from rental income related to the lease of the Trust's aircraft to EIA. Rental income from affiliate was $7.5 million for the fiscal years ended February 29, 2004 and February 28, 2003, in accordance with the terms of the lease agreement.

Depreciation

     Depreciation consists of depreciation on the Trust's aircraft. Depreciation increased $0.1 million, or 13.0%, to $0.4 million for the fiscal year ended February 29, 2004 from $0.3 million for the fiscal year ended February 28, 2003.

Interest expense

     Interest expense, comprised predominantly of interest paid on the outstanding note payable to Finova Capital Corporation, decreased $0.5 million, or 31.0%, to $1.2 million for the fiscal year ended February 29, 2004 from $1.7 million for the fiscal year ended February 28, 2003, due to the reduction in the note payable from scheduled repayments and a $1.5 million payment from insurance proceeds from damage in a runway landing incident in Fiscal Year 2003. The $1.5 million payment was to allow for an extension of time before beginning repairs on the engine. This engine was repaired by the lessee and has returned to operations.

Interest income

     Interest income, which is comprised predominantly of interest earned on the outstanding notes receivable due from affiliates, decreased 6.4% million or 86.0%, to $65.0 thousand for the fiscal year ended February 29, 2004 from $0.5 million for the fiscal year ended February 28, 2003, due to the reduction in notes receivable from affiliates from scheduled repayments, and the reduction of interest rate from 8.7% to 4.0%.

Net income

     Net income increased $0.1 million, or 1.0%, to $6.0 million for the fiscal year ended February 29, 2004 from $5.9 million for the fiscal year ended February 28, 2003, as a result of the factors discussed above.

RESULTS OF OPERATIONS

     Fiscal Year Ended February 28, 2003 Compared to the Fiscal Year Ended February 28, 2002

     The following table sets forth information with respect to the Trust Created February 25, 1986 relating to the fiscal years ended February 28, 2003 and February 28, 2002:

                                         Fiscal 2003    Fiscal 2002
                                         -----------    -----------
                                               (in thousands)

Rental income from affiliates              $7,522         $7,533
                                           ------         ------
Depreciation                                  330            611
Impairment charge on aircraft                 --           9,018
Interest expense                            1,706          2,102
Interest income                              (465)          (507)
                                           ------         ------
   Net income (loss)                       $5,951        ($3,691)
                                           ======         ======


Rental income from affiliate

     Rental income from affiliate is derived solely from rental income related to the lease of the Trust's aircraft to EIA. Rental income from affiliate was $7.5 million for the fiscal years ended February 28, 2003 and February 28, 2002, in accordance with the terms of the lease agreement.

Depreciation

     Depreciation consists of depreciation on the Trust's aircraft. Depreciation decreased $0.3 million, or 46%, to $0.3 million for the fiscal year ended February 28, 2003 from $0.6 million for the fiscal year ended February 28, 2002, due to the impairment charge on the DC-9 aircraft reducing their remaining depreciable book value to zero.

   Impairment change on aircraft

     On a periodic basis, we review the carrying value of our aircraft. We recognize an impairment loss when the sum of the expected future and undiscounted net cash flows to be derived from the assets is less than their carrying amount on our balance sheet. In fiscal 2002, we recognized an impairment charge of $9.0 million on our DC-9 fleet as a result of under utilization of the fleet.

Interest expense

     Interest expense, comprised predominantly of interest paid on the outstanding note payable to Finova Capital Corporation, decreased $0.4 million, or 19%, to $1.7 million for the fiscal year ended February 28, 2003 from $2.1 million for the fiscal year ended February 28, 2002, due to the reduction in the note payable from scheduled repayments.

Interest income

     Interest income, which is comprised predominantly of interest earned on the outstanding notes receivable due from affiliates, was $0.5 million for the fiscal years ended February 28, 2003 and 2002.

Net income (loss)

     Net income increased $9.6 million to net income of $5.9 million for the fiscal year ended February 28, 2003 from a net loss of $3.7 million for the fiscal year ended February 28, 2002, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES


     There are no cash transactions flowing through the Trust. In lieu of cash lease payments, the lessee of the aircraft makes payments directly to Finova Capital Corporation for the required debt payments. The Trust incurred debt from a third-party creditor to acquire various aircraft and leases these aircraft to EIA. The difference between the monthly rent amount and debt payment amount is recognized in receivables from affiliates each month. Due to the uncertainty of the future collection of the receivables, the receivables from affiliates are classified as a reduction to Trust equity in the financial statements.

Distributions

     The Trust has two separate notes receivable from two affiliates with one entity holding a one-third interest in the portion of the Trust that owns the B-747 aircraft and the other entity holding a two-thirds interest in the remaining the portion of the Trust that owns the B-747 aircraft and the entire ownership interest in the portion of the Trust that owns the three DC-9 aircraft. The notes bear interest at 4.0% at February 29, 2004 (8.0% at February 28, 2003) and are reduced annually by distributions for each entity's ownership share of the Trust's net income.

Debt Obligations

     The following table summarizes the Trust's debt obligation maturities as of February 29, 2004:


                      2005         $  5,059
                      2006            2,898
                                   ---------
                      Total        $  7,957
                                   =========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     With respect to interest rate risks at February 29, 2004, we had fixed rate debt of $8.0 million. A 1% increase in our interest rate would decrease fair market value of our fixed rate debt by approximately $0.1 million. We have not entered into any obligations for trading purposes. We are not exposed to foreign currency exchange rate risks or commodity price risks. We have not entered into futures or swap contracts at this time. We do not have any off balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Trust Created February 25, 1986           Page

Report of PricewaterhouseCoopers LLP, Independent Registered
Public Accounting Firm                                                 20

Balance Sheets as of February 29, 2004 and
February 28, 2003                                                      21

Statements of Operations and Trust Equity for the Years Ended
February 29, 2004, February 28, 2003 and 2002                          22

Statements of Cash Flows for the Years Ended
February 29, 2004, February 28, 2003 and 2002                          23

Notes to Financial Statements                                          24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Beneficiaries of the 1986 Trust:

     In our opinion, the accompanying balance sheets and the related statements of operations, of Trust equity and of cash flows present fairly, in all material respects, the financial position of the Trust [created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended on May 8, 2003, among Evergreen International Aviation Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King, Christian Inc.) and Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee (the "1986 Trust" or the "Company")]at February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The Trust is a member of a group of affiliated companies and, as more fully described in Notes 2, 5 and 7 of the accompanying financial statements, have extensive transactions and relationships with members of this group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.


PricewaterhouseCoopers LLP
May 20, 2004



                         TRUST CREATED FEBRUARY 25, 1986
                                 BALANCE SHEETS
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                 (in thousands)


                                                         February 29,    February 28,
                                                            2004            2003
                                                         -----------     -----------
                                  ASSETS
Assets:

Aircraft and equipment, net                              $ 12,105        $ 12,479
Notes receivable from affiliates                              604           1,639
Due from affiliates                                           637           1,757
                                                         --------        --------
Total assets                                               13,346          15,875
                                                         ========        ========


LIABILITIES
Current liabilities:
Current portion of long-term debt                           5,059           4,702
Accrued liabilities                                          --               124
                                                         --------        --------
Total current liabilities                                   5,059           4,826
                                                         --------        --------

Long-term debt                                              2,898           9,586
Deferred rental income                                      4,799           3,903
                                                         --------        --------
Total liabilities                                          12,756          18,315
                                                         --------        --------

TRUST EQUITY (DEFICIT)
Trust equity                                               18,409          15,138
Less: Accounts and notes receivable from affiliate        (17,819)        (17,578)
                                                         --------        --------
Total trust equity (deficit)                                  590          (2,440)
                                                         --------        --------

Total liabilities and trust equity (deficit)             $ 13,346        $ 15,875
                                                         ========        ========

The accompanying notes are an integral part of the financial statements.



                         TRUST CREATED FEBRUARY 25, 1986

                    STATEMENT OF OPERATIONS AND TRUST EQUITY
               For the Years Ended February 29, 2004 and February
                                28,2003 and 2002
                                 (in thousands)


                                                         Fiscal 2004   Fiscal 2003    Fiscal 2002
                                                         -----------   -----------    -----------
Operating revenues:
Rental income from affiliate                              $  7,496      $  7,522      $  7,533
                                                           -------       -------       -------

Depreciation                                                   373           330           611
Impairment charge on aircraft                                  --            --          9,018
Interest expense                                             1,175         1,706         2,102
Interest income                                                (65)         (465)         (507)
                                                           -------       -------       -------
Net income(loss)                                          $  6,013      $  5,951      $ (3,691)
                                                           -------       -------       -------

Less distributions to beneficiaries of the 1986 Trust       (2,742)       (2,021)       (1,843)

Trust equity at beginning of period                         15,138        11,208        16,742
                                                           -------       -------       -------
Trust equity at end of period                             $ 18,409      $ 15,138      $ 11,208
                                                           =======       =======       =======

     The accompanying notes are an integral part of the financial statements.


                         TRUST CREATED FEBRUARY 25, 1986

                             STATEMENT OF CASH FLOWS
                               For the Years Ended
                 February 29, 2004, February 28, 2003, and 2002
                                 (in thousands)

                                                            Fiscal 2004  Fiscal 2003  Fiscal 2002
                                                            -----------  -----------  -----------
Net income (loss)                                            $ 6,013      $ 5,951      $(3,691)

Adjustments to reconcile net income (loss) to net cash
provided by operating activitie
  Depreciation and amortization                                  373          330          611
  Impairment charge on aircraft                                  --           --         9,018
  Accounts receivable from affiliates                           (241)      (3,366)      (2,842)
  Accrued liabilities                                           (124)         124           (1)
  Due from affiliates                                          1,121         (185)      (1,203)
  Deferred rental income                                         896          980          980
                                                             -------       -------      -------
Net cash provided by operating activities                      8,038        3,834        2,872

Cash flows from investing activities:
  Notes receivable from affiliates                             1,035        1,795        2,529
                                                             -------       -------      -------
Net cash provided by investing activities                      1,035        1,795        2,529

Cash flows from financing activities:
  Payments on long term debt                                  (6,331)      (3,608)      (3,558)
  Distributions to beneficiaries                              (2,742)      (2,021)      (1,843)
Net cash used in
                                                              -------      -------      -------
financing activities                                          (9,073)      (5,629)      (5,401)

Net decrease in cash                                            --           --           --
Cash, beginning of period                                       --           --           --
                                                              -------      -------      -------
Cash, end of period                                          $  --        $  --        $  --
                                                              =======      =======      =======

Supplemental cash flow information:
Cash paid for interest                                         1,175        1,706        2,102

    The accompanying notes are an integral part of the financial statements.

                         TRUST CREATED FEBRUARY 25, 1986

                          Notes to Financial Statements
                                 (In thousands)


1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988 and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended on May 8, 2003, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee (the "1986 Trust" or the "Company") is a majority owned subsidiary of Evergreen International Aviation, Inc. ("EA") ("Parent Company") who is a wholly owned subsidiary of Evergreen Holdings, Inc. ("Holdings"). The Company's sole business purpose is to lease airplanes to Evergreen International Airlines, Inc. ("EIA") who is a wholly owned subsidiary of EA. These services result in inter-company transactions and, therefore, there are receivables/payables from this affiliate.

Use of Estimates

     The preparation of these financial statements requires management of the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates the Trust's estimates, including those related to impairment of property and equipment. Management bases their estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The following accounting policies and related judgments and estimates affect the preparation of the Trust's financial statements.

Aircraft and Equipment

     The Trust had approximately $12.1 million and $12.5 million aircraft and equipment, net as of February 29, 2004 and February 28, 2003, respectively. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by management, including the estimation of useful lives, residual values and impairment charges on aircraft.

     The Trust records aircraft at acquisition cost upon delivery. Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. Depreciation to estimated residual values is provided on the straight-line method over the estimated useful lives of depreciable assets. Flight equipment is depreciated from 8 to 38 years. Depreciable life is determined by using economic analysis,

                                 (In thousands)

reviewing existing fleet plans, and comparing estimated lives to other airlines operating similar fleets. Older generation aircraft are assigned lives that are consistent with the Trust's experience and other airlines. As aircraft technology has improved, useful life has been extended.

     Residual values are estimated based on the Trust's historical experience with regard to the sale of both aircraft and spare parts, and are established in conjunction with the estimated useful lives of the aircraft. Residual values are based on current dollars when the aircraft are acquired and typically reflect values for assets that have not reached the end of their physical lives. Both depreciable lives and residual values are revised annually to recognize changes in the Trust's fleet plans and changes in conditions. The values reflected on the Trust's balance sheet do not necessarily reflect the fair market value or appraised value of these assets.

Aircraft and Equipment Impairment

     Management evaluates the recoverability of a long-lived asset or asset group in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, an impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The recoverability of the carrying amount of long-lived assets is determined by comparing the sum of the expected future, undiscounted net cash flows to be derived from the related assets to the net book value of the assets; an impairment loss is then recognized as the difference between the fair value and the net book value of the long-lived assets. The undiscounted cash flows estimate includes only cash flows that are directly associated with and that is expected to arise as a direct result of the use of the assets and incorporates management's own assumptions about the use of the assets. The assumptions incorporate internal budgets and projections based on historical use, existing contracts currently in place as well as the existing service potential of the assets at the date they are tested. For the Trust's fleet of B747 and DC9 aircraft, each aircraft is depreciated until an economic point in time, regardless of when the aircraft was purchased. DC-9s are fully depreciated and the B747 is being depreciated through 2023.

     If management's projections of future undiscounted cash flows do not support the recoverability of the Trust's long-lived assets, an impairment charge is recorded to reduce the carrying value of The Trust's fleet to its fair value. The fair value of the Trust's long-lived assets for purposes of management's assessment, are determined based on the amount at which an asset could be bought or sold in a current transaction between willing parties, discounted cash flows, or internal or external appraisals. The estimated magnitude of any such potential impairment charge could have a significant impact on the Trust's financial statements.

     In fiscal year 2002, an impairment loss of $9.0 million was recognized on the Company's DC9-33 fleet, which was determined based on a

                                 (In thousands)

forecast of the net present value of expected future cash flows to be earned by the aircraft, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Revenue Recognition

     The Trust's principal source of revenue is from aircraft rentals to an affiliated company. These rentals are recorded on a monthly basis, based on the terms of the lease with the affiliated company. There is a step-up in the monthly rental payment several times throughout the term of the lease, giving rise to deferred rental revenue. In accordance with SFAS No. 13, ACCOUNTING FOR LEASES, the Trust is required to recognize rental income on a straight-line basis, which is calculated by dividing the total rental revenue over the life of the lease by the term of the lease, in months. The deferred revenue will be fully recognized as income by the end of the lease term.

Concentration of Credit Risks

     Financial instruments that potentially subject the Trust to credit risk are primarily accounts receivable. Accounts receivable derived from operations are the same as collateral for debt to Finova Capital Corporation (Note 4). The Trust operates for, and grants credit to its customer (EIA).

Accounts Receivable

     Accounts receivable with affiliates are generated by the difference between the monthly lease rental amount owed by the lessee affiliate and the monthly debt payment on the Trust's debt, paid by the lessee. Due to the uncertainty of the future collection of the receivables, the receivables from affiliates are classified as a reduction to Trust equity in the financial statements.

Fair Value of Financial Instruments

     The carrying amounts of accounts receivable and accrued liabilities approximate fair value because of the short-term maturity of these items. The Trust's fixed rate debt of $7,957 and $14,288 as of February 29, 2004 and February 28, 2003 had a fair value of $6,800 and $11,300, respectively.

Income Taxes

     For tax reporting purposes, the Trust is organized as a grantor trust. Under the provisions of the Internal Revenue Code for grantor trusts, the Trust is not liable for payment of federal or state corporate income taxes. Rather, the taxable income of the Trust is attributed directly to the beneficiaries of the 1986 Trust.

                                 (In thousands)


Recent Accounting Pronouncements


     In January 2003, the FASB issued FASB Interpretation No.46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES-AN INTERPRETATION OF ARB NO.51 CONSOLIDATED FINANCIAL STATEMENTS, and subsequently revised in December 2003, with the issuance of FIN 46-R. The interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity .The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Trust is required to adopt FIN 46-R as of the period ending May 31,2005. Management has completed their final assessment of the impact of FIN 46-R, and based upon their assessment management concluded the Trust is not the primary beneficiary of any variable interest entities. The adoption of FIN 46-R is not expected to have a material impact on The Trust's financial statements.

     In May 2003, the FASB issued SFAS No.150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. On November 7, 2003 FASB issued FASB staff Position NO. FAS 150-3 (FSP150-3) "Effective Date, Disclosure, and Transition for Mandatory Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatory Redeemable Noncontrolling Interests under FASB Statements 150, Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity". FSP 150-3 deferred certain aspects of FAS 150. It requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31,2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. This standard is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS No. 150. The adoption of FAS 150 and FAS 150-3 did not have a material effect on the Trust's ongoing results of operations, financial position or cash flows.

                                 (In thousands)


2. AIRCRAFT AND EQUIPMENT

     Aircraft and equipment at February 29, 2004 and February 28, 2003, which consists of one B-747 and three DC-9's, is as follows:


                                    February 29,           February 28,
                                       2004                   2003
                                    -----------           ----------
     B747 Aircraft                 $  31,243              $  31,243
     DC9 Aircraft                  $  17,380              $  17,380
     Accumulated depreciation        (36,518)               (36,144)
                                   ------------           -----------
         Total                     $  12,105              $  12,479
                                   =============          ===========



3. RELATED PARTY TRANSACTIONS

     The Trust incurred debt from a third-party creditor to acquire various aircraft. The Trust leases these aircraft to EIA. The lease has a total term of ten years. Lease payments are as follows: $375 per month for the first 17 months, $400 per month for the next ten years, $484 per month for the next 68 months, $2,802 in month 96, and $0 for the final 23 months of the lease. Revenues from the leased aircraft are included in operating revenues in Trust's statements of operations, and are recognized straight-line on a monthly basis. Rental income from affiliates for the years ended February 29, 2004, February 28, 2003, and February 28, 2002 was $7,496, $7,522 and $7,533 respectively. Due to the step-up in the monthly rental payments, deferred rental income is generated. As of February 29, 2004 and February 28, 2003, deferred rental income was $4,799 and $3,903, respectively.

     EIA makes the monthly debt payments to the Trust's third-party creditor on behalf of Trust, rather than making monthly rent payments. The difference between the monthly rent amount and debt payment amount is recognized in receivables from affiliates each month. Receivables from affiliates at February 29, 2004 and February 28, 2003 were $17,819 and $15,939, respectively. Due to the uncertainty of the future collection of the receivables, the receivables from affiliates are classified as a reduction to Trust equity in the financial statements.

                                 (In thousands)

     The Trust has two separate notes receivable from two affiliates with one entity holding a one-third interest in the portion of the Trust that owns the B-747 aircraft and the other entity holding a two-thirds interest in the remaining portion of the Trust that owns the B-747 aircraft and the entire ownership interest in the portion of the Trust that owns the three DC-9 aircraft. The notes bear interest at 4 % at February 29, 2004 (8 % at February 28, 2003) and are reduced annually by each entity's ownership share of Trust's net income. The settlement date of the notes is solely dependent on the annual performance of Trust. Interest income from the notes for the years ended February 29, 2004, February 28, 2003, and February 28, 2002 was $65, $ 465, and $507 respectively. The note receivable from Delford M. Smith is collaterized by his personal assets. As there is no collateral for the EA note receivable and the payment is based upon performance of Trust the balance of the note is classified within Trust equity in the financial statements. At February 29, 2004, and February 28, 2003, affiliated notes receivable balances were as follows:


                                 February 29, February 28,
                                    2004         2003

Due from Delford M. Smith          $ 604        $ 1,639
Due from EA                          --           1,639
                                   ------       -------
    Total                          $ 604        $ 3,278
                                   =======      ========

     Due from affiliates at February 29, 2004 and February 28, 2003 were $637 and $1,757, respectively. The balances represent certain net receivables from Evergreen entities that have accrued over time.


4. LONG-TERM DEBT

     Long-term debt consisted of the following at February 29, 2004 and February 28, 2003:


                                February 29,  February 28,
                                   2004          2003

Note payable to Finova
Capital Corporation              $  7,957      $ 14,288
Less current portion               (5,059)       (4,702)
                                  --------      --------
    Total                        $  2,898      $  9,586
                                  ========      ========

                                 (In thousands)

     Notes payable bear interest at 10.44 % and are payable in monthly payments of principal and interest of $472 through 2005. The notes are collateralized by three DC-9's and one B-747.

     At February 29, 2004, scheduled maturities of long-term debt were:


                          2005     $ 5,059
                          2006       2,898
                                    ------
                          Total    $ 7,957
                                    ======


5. CO-GUARANTOR OF EVERGREEN INTERNATIONAL AVIATION'S DEBT OBLIGATIONS

     The Trust, along with all other subsidiaries of EA, is a co-guarantor of EA's revolving credit facilities and debt offerings. Substantially all of the Trust's assets are pledged as collateral under EA's obligations.

     A debt offering was completed on May 16, 2003 concurrent with a new revolving credit facility for $100,000. The debt offering was for issuance of $215,000 of 12.5% Senior Secured Notes that mature in 2010. The new revolving credit facility with PNC bank was scheduled for maturity in 2006 and bore interest at PNC's rate plus 1% or PNC's Eurodollar rate plus 3.5%. EA had borrowings of $70.5 million outstanding under this credit facility as of February 29, 2004. The Notes were issued pursuant to an Indenture, dated as of May 16, 2003 , by and among EA's the subsidiary guarantors, including the Trust, and Bank One, N.A. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and all of EA's subsidiaries excect Evergreen Agricultural Enterprises, Inc. and its subsidiaries, and EA's foreign subsidiaries. The Notes are secured by a second priority lien, subject to permitted liens, on substantially all of the assets that secure obligations under the new revolving credit facility. The Notes have interest payment dates of May 15 and November 15 of each year; are senior second secured obligations; rank equally with all of EA's existing and future senior, or unsubordinated, debt and are senior to any of EA's future senior subordinated or unsubordinated debt.

     The obligations under the New Revolving Credit Facility were guaranteed by all of the guarantors under the Notes including the Trust. Borrowings under the New Revolving Credit Facility were secured by a first priority security interest in substantially all of its existing and hereafter acquired personal property, including all of the capital stock or membership interests of all of its subsidiaries that were guarantors under

                                 (In thousands)

the New Revolving Credit Facility. This security interest was subject to certain exceptions and permitted liens, including existing liens on two B-747 aircraft and three DC-9 aircraft.

     The New Revolving Credit Facility and the indenture governing the Notes impose certain restrictions on EA, including restrictions that limit its restricted subsidiaries' including the Trust's, ability to, among other things:
(i) incur additional debt; (ii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments; (iii) place limitations on distributions from restricted subsidiaries; (iv) issue or sell capital stock of restricted subsidiaries; (v) issue guarantees; (vi) sell or exchange assets;
(vii) enter into transactions with shareholders and affiliates; (viii) make capital expenditures; (ix) create liens; and (x) effect mergers and other changes of control. In addition, the New Revolving Credit Facility contains financial covenants requiring the Company to meet various financial ratios, such as a minimum tangible net worth ratio, maximum capital expenditures, and a minimum fixed charge coverage ratio.

     If EA or its restricted subsidiaries violate these covenants and are unable to obtain waivers from the lenders or noteholders, its debt under these agreements would be in default and could be accelerated by the lenders or noteholders. Cross default provisions exist in the indenture governing the Notes whereby a default on the Notes would occur if an event of default under issues of indebtedness of EA, any subsidiary guarantor, including the Trust, or other significant subsidiary having an outstanding principal amount of $10 million or more in the aggregate for all such issues of all such persons and such default causes the holder to declare the indebtedness due and payable prior to its stated maturity and such indebtedness is not discharged in full or such acceleration is not rescinded or annulled within 30 days.


6. SUBSEQUENT EVENT-EA DEBT REFINANCING

     On May 13, 2004, Evergreen International Aviation, Inc., and certain of its subsidiaries including the Trust, entered into a financing arrangement and refinanced its existing senior secured credit facility. The new financing arrangement is a three-year senior secured credit facility with Wells Fargo Foothill, part of Wells Fargo & Company (NYSE: WFC), and Ableco Finance LLC. The new credit facility consists of a $50 million revolving loan, subject to a borrowing base based on eligible receivables and eligible inventory, and a $50 million term loan and is secured by substantially all of the assets of the EA and its domestic subsidiaries, including the Trust, other than those subsidiaries that operate EA's agricultural business. Approximately $83 million was funded at closing.

     EA is subject to various covenants under this new debt agreement. These covenants include a requirement to at all times maintain undrawn availability of not less than $5,000 on the revolving line, a minimum

                                 (In thousands)


threshold measuring consolidated EBITDA, a ratio requiring a minimum fixed charge coverage and a limit on capital expenditures of $75,000 provided 10,000 is funded by indebtedness other than revolving credit advances. If Aviation or its restricted subsidiaries including the Trust violates these covenants and are unable to obtain waivers from the lenders or noteholders, its debt under these agreements would be in default and could be accelerated by the lenders or noteholders.

                     Financial Statement Supplementary Data

                                   Fiscal 2004
                            Three month period ended
                                 (in thousands)

                             May 31     Aug. 30    Nov. 30    Feb. 29
                             ------     -------    -------    -------
Operating revenues           $1,913     $1,907     $1,822     $1,854
Income from operations        1,340      1,492      1,526      1,655
                              -----      -----      -----      -----
Net income                   $1,340     $1,492     $1,526     $1,655
                             ======     ======     ======     ======

Fiscal 2003
Three month period ended
(in thousands)
                             May 31     Aug. 30    Nov. 30    Feb. 28
                             ------     -------    -------    -------
Operating revenues           $2,010     $2,010     $1,622     $1,880
Income from operations        1,540      1,437      1,608      1,366
                              -----      -----      -----      -----
Net income                   $1,540     $1,437     $1,608     $1,366
                             ======     ======     ======     ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES

     There has been no change in our independent accountants during the past two fiscal years. There have been no disagreements with our independent accountants on our accounting or financial reporting or auditing scope of procedure that would require our independent accountants to make reference to such disagreements in their report on our consolidated financial statements or otherwise require disclosure in this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

     The Trust's management, with the participation of the Trust's principal executive officer and principal financial officer, has evaluated the effectiveness of the Trust's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 29, 2004. This evaluation included various steps that management undertook in an effort to ensure that information required to be disclosed in the Trust's SEC filings is recorded, processed, summarized, and reported within the required time frame. This evaluation also included considerations of the Trust's internal controls and procedures for the preparation of the Trust's Financial Statements. Based on such evaluation, the Trust's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Trust's current controls and procedures require further enhancements to ensure that the Trust's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act. At this time, management has determined that disclosure controls and procedures may not be sufficient to ensure that data errors, control problems or acts of fraud are detected and to confirm that appropriate corrective action, including process improvements, is undertaken.

     In connection with its audit of, and the issuance of an unqualified report on, the Trust's financial statements for the year ended February 29, 2004, PricewaterhouseCoopers LLP advised the Trust that it plans to deliver to the Trust disclosure committee and management a letter identifying deficiencies that existed in the design or operation of the Trust's internal controls that it considers to be material weaknesses in the effectiveness of the Trust's internal controls pursuant to standards established by the American Institute of Certified Public Accountants. A "material weakness" is a reported condition in which the design or operation of one or more of the specific internal control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial date in the financial statements in a timely manner. These material weaknesses involve non-reconciliation of certain accounts and lack of review of monthly financial statements and significant transactions by management.

     In order to review the financial condition and prepare the financial disclosures in this document, the Trust's management has been responding to these recommendations from the Trust's auditors to properly and accurately account for the financial information contained in this Form 10-K. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information and the related disclosures that are contained in this Form 10-K. Additional analysis was performed on consolidated income statement amounts and compared to prior year amounts for reasonableness. Based on this review, management has determined that controls and procedural enhancements should include: (i) quarterly diligence by an appointed disclosure committee; and (ii) monthly review of transactional account activity and financial statements by management and (iii) monthly reconciliations of certain of its accounts to limit financial statement adjustments. The Trust is in the process of implementing these enhancements.

     Management believes its new controls and procedures will address the deficiencies identified. Management plans to continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

     The Trust Created February 25, 1986 is a trust, which does not have directors, but is operated and managed pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29,1995,as amended on May 8, 2003, among the Wilmington Trust Company, as owner trustee, and 747, Inc. King, Christian Inc., Evergreen International Aviation, Inc. and Delford M. Smith, as amended. Mr. Smith holds a one-third beneficial ownership interest in that portion of the trust that owns the B 747 aircraft. Evergreen International Aviation, Inc. owns the remaining two-thirds interest in that portion of the trust that owns the B747 and all of that portion of the trust that owns the three DC9 aircraft.

Principal executive officer:   John A. Irwin

Principal financial officer:   Lawrence J. Bolton

ITEM 11. EXECUTIVE COMPENSATION

     The Trust does not have any directors or other executive officers, thus, there is no executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The Trust Created February 25, 1986 is a trust formed pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, among the Wilmington Trust Company, as owner trustee, and 747, Inc., King, Christian Inc., Evergreen International Aviation, Inc. and Delford M. Smith, as amended. Mr. Smith holds a one-third beneficial ownership interest in that portion of the trust that owns the B-747 aircraft. Evergreen International Aviation, Inc. owns the remaining two-thirds interest in that portion of the trust that owns the B-747 and all of that portion of the trust that owns the three DC-9 aircraft.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease Transactions

     Together with Mr. Delford M. Smith, Evergreen International Aviation, Inc. hold 100% of the beneficial ownership interests in the Trust, which owns one B-747 and three DC-9 aircraft. Mr. Smith holds a one-third beneficial ownership interest in that portion of the Trust that owns the B-747 aircraft. Evergreen International Aviation, Inc. owns the remaining two-thirds interest in that portion of the Trust that owns the B-747 and all of that portion of the Trust that owns the three DC-9 aircraft.

     All of these planes are leased to Evergreen International Airlines, Inc. at a cost of $.7 million per month. The portion of the rental payments allocable to Mr. Smith's one-third interest in the B-747 is approximately $.2 million per month.

     The Trust allocates the portion of its net income to which Mr. Smith is entitled, and this is applied as a reduction of a note receivable owed by Mr. Smith to the Trust. This note receivable balance was generated by reclassification of negative trust beneficial ownership interests caused by book losses by the Trust arising from a deficiency of rental income compared to Trust expenses.

     As of February 29, 2004, Mr. Smith owed the Trust $.6 million. The debt bears interest at a rate of 4% per annum. Mr. Smith is obligated to make payments on this debt on an annual basis in an amount equal to 100% of the portion of the net income of the Trust that is attributable to him for such fiscal year. In no event is Mr. Smith obligated to use funds other than the Trust's income that is attributable to him to pay the principal and interest owed on this debt. This debt is secured by a pledge by Mr. Smith of all his interests in the Delford M. Smith Revocable Trust, which owns approximately 2.5 million shares of Evergreen Holdings common stock. However, if Mr. Smith receives a subsequent valuation of his interests in the Trust by an independent third party, each time such valuation exceeds the amounts then owing under this note, the Trust will release the security interest in the percentage of the pledged Trust interest equal in value to such excess amount. The net income of this Trust applied in reduction of this note receivable for the benefit of Mr. Smith was $1.1 million, $1.0 million and $.9 million in fiscal 2004, 2003 and 2002, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     PricewaterhouseCoopers LLP ("PwC"), independent accountants, served as our independent registered public accounting firm for fiscal 2004, 2003, 2002, and 2001 and will continue as our independent registered public accounting firm for fiscal 2005. The aggregate fees billed or allocated to use for professional accounting services by PWC for fiscal 2004 and fiscal 2003 are summarized in the table below.


                                        2004            2003
                                        ----            -----
                                       (dollars in thousands)

        Audit fees                    $75,500         $20,000
        Audit-related fees             95,000          25,000
        Tax fees                         --              --
                                      -------         -------
        Subtotal                      170,500          45,000
        All other fees                   --              --
                                     --------         -------
        Total fees                   $170,500         $45,000
                                     ========         =======

     For purposes of the preceding table, the professional fees are classified as follows:

Audit Fees

     Audit fees are fees for professional services billed for the audit of our annual consolidated financial statements, the reviews of the consolidated financial statements included in our Form 10-K filing for Fiscal 2004, the review of financial statements included in our Form 10-Q filings during fiscal 2004, consents and assistance with and review of documents filed with the Securities and Exchange Commission, excluding our S-4 Registration Statement. The fees in the 2004 column include amounts billed to us through the date of this Form 10K for fiscal 2004 and additional actual and estimated billings related to the fiscal 2004 audit received subsequent to February 29, 2004. The fees in the 2003 column include amounts billed through the date of this Form 10-K for fiscal 2003.

Audit-Related Fees

     Audit-related fees are fees for professional services rendered by our independent auditors for statutory and regulatory filings; internal control reviews; and attestation services that are not required by statute or regulation.

Tax Fees

     Tax fees are fees for all professional services performed by our independent auditors' tax division, other than services related to the audit of our consolidated financial statements. Tax fees include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice includes assistance with tax audits and appeals, tax advice related to mergers, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities.

All Other Fees

     All other fees are fees for professional services rendered by our independent auditors, other than audit, audit-related or tax services.

PRE-APPROVAL POLICIES AND PROCEDURES

     Our parent company's registration statement became effective on February 27, 2004 and as such, we were not a reporting entity prior to such date. Our board of trustees has ratified and approved all audit, audit-related, tax and other services performed by PWC during fiscal 2004. In addition, the board of trustees has concluded that the provision of the audit, audit-related, tax and other services by PWC during fiscal 2004 was compatible with the maintenance of the firm's independence in the conduct of its auditing functions and has approved the engagement of PWC for fiscal 2005. The board of trustees has also determined that certain audit-related and tax services can be provided by our independent auditor without impairing the auditor's independence and has adopted an AUDIT AND NON-AUDIT SERVICES PRE-APPROVAL POLICY to provide procedures for the pre-approval of such services by the board of trustees and procedures for the engagement of the auditor each year. The policy provides, among other things, for the board of trustees' general pre-approval annually of audit services and certain audit-related and tax compliance services by our independent auditor, and all anticipated fees for such services, and further provides that the board of trustees must specifically pre-approve any engagement of the auditor for services outside the scope of the annual general pre-approval. The policy also requires that the board of trustees specifically pre-approve any engagement of the independent auditor for which the anticipated fee is expected to exceed certain pre-established thresholds and for our management to provide the board of trustees with periodic and annual reconciliations of actual fees paid to the auditor compared to the fees that were pre-approved. The policy also allows the board of trustees to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1. The Financial Statements of Trust created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended on May 8, 2003, among Evergreen International Aviation Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King, Christian Inc.) and Delford M. Smith, as beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as owner trustee (the "Trust").


                                                                       PAGE

Independent Registered Public Accounting Firm                           20

Balance Sheets as of February 29, 2004
and February 28, 2003                                                   21

Statement of Operations and Trust Equity for
the Year Ended February 29, 2004 and February 28, 2003
and 2002                                                                22

Statements of Cash Flows for the Years Ended
February 29, 2004 and February 28, 2003, 2002 and 2001                  23

Notes to Consolidated Financial Statements                              24



         2.       List of Exhibits

EXHIBIT NO.       DESCRIPTION

3.1+ Second Amended and Restated Trust Agreement, dated as of September 29, 1995, among Wilmington Trust Company, as owner trustee, 747 Inc., Delford M. Smith, and King, Christian Inc.

3.34+ Amendment to the Second Amended and Restated Trust Agreement, dated as of May 8, 2003, among Wilmington Trust Company, as owner trustee, Delford M. Smith and Evergreen International Aviation, Inc.

3.35+ Second Amendment to the Second Amended and Restated Trust Agreement, dated as of January 14, 2004, among the Wilmington Trust Company, Evergreen International Aviation, Inc. and Delford
               M. Smith.

4.1+ Indenture, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the initial subsidiary guarantors named therein and Bank One, N.A., as trustee.

4.2+ Registration Rights Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets, Inc.

10.1+ Secured Loan Agreement, dated as of May 7, 1997, among Finova Capital Corporation as Lender, Wilmington Trust Company, in its capacity as Owner Trustee, as Borrower, and 747 Inc., Delford M. Smith and King, Christian Inc. as Owner Participants.

10.2+ Amendment Agreement, dated as of May 9, 2003, among Finova Capital Corporation, Wilmington Trust Company, 747 Inc., Delford
               M. Smith and King Christian, Inc.

10.3+ Second Amended and Restated Lease Agreement, dated as of September 29, 1995 between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.4+ Third Amendment to Lease Agreement, dated as of May 7, 1997, between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.5+ Guaranty and Subordination Agreement, dated as of May 7, 1997, for the benefit of Wilmington Trust Company by Evergreen International Aviation, Inc.

10.6+ First Priority Chattel Mortgage and Security Agreement, dated May 7, 1997, between Wilmington Trust Company and Finova Capital Corporation.

10.7+ First Amendment to Credit, Guaranty and Security Agreement, dated as of August 14, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.8+ Second Amendment to Credit, Guaranty and Security Agreement, dated as of August 15, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.9+ Third Amendment to Credit, Guaranty and Security Agreement, dated as of October 14, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.10+ Amendment to Loan Agreement, dated as of December 1, 2003, by and between Evergreen International Airlines, and UT Finance Corporation.

10.11+ First Amendment to Security Agreement, dated as of February 25, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiary guarantors party thereto and J.P. Morgan Trust Company, National Association.

10.12+ Fourth Amendment to Credit, Guaranty and Security Agreement, dated as of February 24, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiaries listed on the signature pages thereto, the 1986 Trust, PNC Bank, National Association, as administrative agent, and GE Capital Public Finance, Inc. as documentation agent.

10.13+ Loan and Security Agreement by and among Evergreen International Aviation, Inc. and Each of Its Subsidiaries that are Signatories Hereto, as Borrowers, the Lenders that are Signatories Hereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of May 13, 2004.

10.14+ Letter Agreement by and between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co., dated as of May 12, 2004.

10.15+ Intercreditor Agreement, dated as of May 13, 2004, by and between JP Morgan Trust Company, National Association, as succssor to Bank One, National Association, a national banking association, and Wells Fargo Foothill, Inc., a California corporation.

31.1* Certification of the Principal Executive Officer of Trust created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended on May 8, 2003, among Evergreen International Aviation Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King, Christian Inc.) and Delford M. Smith, as beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as owner trustee pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2* Certification of the Principal Financial Officer of Trust created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended on May 8, 2003, among Evergreen International Aviation Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King, Christian Inc.) and Delford M. Smith, as beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as owner trustee pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.2* Certificate of the Principal Executive Officer and the Chief Financial Officer of Trust created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended on May 8, 2003, among Evergreen International Aviation Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King, Christian Inc.) and Delford M. Smith, as beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as owner trustee pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
+ Previously filed.

         (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McMinnville, State of Oregon, on June 1, 2004.


                                        TRUST CREATED PURSUANT TO THE TRUST
                                        AGREEMENT, DATED AS OF FEBRUARY 25,
                                        1986, AS AMENDED AND RESTATED PURSUANT
                                        TO THE AMENDED AND RESTATED TRUST
                                        AGREEMENT, DATED AS OF AUGUST 31, 1987,
                                        AS AMENDED ON AUGUST 31, 1988, AND AS
                                        AMENDED AND RESTATED PURSUANT TO THE
                                        SECOND AMENDED AND RESTATED TRUST
                                        AGREEMENT, DATED AS OF SEPTEMBER 29,
                                        1995, AS AMENDED ON MAY 8, 2003, AMONG
                                        EVERGREEN INTERNATIONAL AVIATION INC.
                                        (AN ASSIGNEE OF EVERGREEN HOLDINGS,
                                        INC., AS SUCCESSOR TO 747, INC. AND
                                        KING, CHRISTIAN INC.) AND DELFORD M.
                                        SMITH, AS BENEFICIARIES, AND WILMINGTON
                                        TRUST COMPANY, NOT IN ITS INDIVIDUAL
                                        CAPACITY, BUT SOLELY AS OWNER TRUSTEE
                                        (THE "TRUST CREATED FEBRUARY 25, 1986").




                                        By: /s/ John A. Irwin
                                        ---------------------
                                        Name:    John A. Irwin
                                        Title:   Principal executive officer



                                        By: /s/ Lawrence J. Bolton
                                        --------------------------
                                        Name:    Lawrence J. Bolton
                                        Title:   Principal financial officer
                                                 and principal accounting
                                                 officer