Form 10-Q
period 2004-05-31
TRUST CREATED FEBRUARY 25 1986
filed 2004-07-20
CIK 1265092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 2004

          OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ________


                      COMMISSION FILE NUMBER: 333-109667-01

                         TRUST CREATED FEBRUARY 25, 1986
             (Exact name of registrant as specified in its charter)

                OREGON                               51-6162910
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

       3850 THREE MILE LANE, MCMINNVILLE, OREGON            97128-9496
         (Address of principal executive offices)           (Zip Code)

                                  503-472-9361
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

     Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

        CLASS                                     OUTSTANDING AS OF MAY 31, 2004
    Beneficial interest                                   Not applicable

                         TRUST CREATED FEBRUARY 25, 1986

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MAY 31, 2004

                                TABLE OF CONTENTS


                                                                            PAGE

Part I.   Financial Information...............................................3

   Item 1.    Financial Statements............................................3
                  Balance Sheets..............................................3
                  Statements of Operations(Unaudited).........................4
                  Statements of Cash Flows(Unaudited).........................5
   Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................10
   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....12
   Item 4.    Controls and Procedures........................................12

Part II.   Other Information

   Item 6.    Exhibits and Reports on Form 8-K...............................13

SIGNATURES...................................................................14

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                         TRUST CREATED FEBRUARY 25, 1986
                                 BALANCE SHEETS
                                 (in thousands)

                                                     (Unaudited)
                                                        May 31,   February 29,
                                                         2004        2004
                                                        ------    -------------
                               ASSETS
Assets
   Aircraft and equipment, net                         $ 12,012    $ 12,105
   Notes receivable from affiliates                         304         604
   Due from affiliates                                      640         637
                                                       --------    --------
            Total assets                               $ 12,956    $ 13,346
                                                       ========    ========

                    LIABILITIES AND TRUST EQUITY
Current liabilities:
   Current portion of long-term debt                   $  6,739    $  5,059
                                                       --------    --------
            Total current liabilities                     6,739       5,059

Long-term debt                                             --         2,898
Deferred rental income                                    5,044       4,799
                                                       --------    --------
            Total liabilities                            11,783      12,756
                                                       --------    --------

Trust equity                                             19,703      18,409
Less: Accounts and notes receivable from affiliates     (18,530)    (17,819)
                                                       --------    --------
            Total trust equity                            1,173         590
                                                       --------    --------
                  Total liabilities and trust equity   $ 12,956    $ 13,346
                                                       ========    ========

         The accompanying Condensed Notes to the Unaudited Financial Statements are an integral part of these statements.

                         TRUST CREATED FEBRUARY 25, 1986
                       STATEMENTS OF OPERATIONS(UNAUDITED)
                                 (in thousands)

                                                         For the Three Months
                                                             Ended May 31,
                                                         --------------------
                                                            2004        2003
                                                           ------      ------
Operating revenue:
       Rental income from affiliate                      $  1,880    $  1,880

Expenses/(other income)
       Depreciation                                            93          93
       Interest expense                                       197         480
       Interest income                                         (6)        (33)
                                                         --------    --------
            Net income                                   $  1,596    $  1,340

Trust equity at beginning at period                        18,409      15,138
Less: Distributions to beneficiaries of the 1986 Trust       (302)       --
                                                         --------    --------

Trust equity at end of period                            $ 19,703    $ 16,478
                                                         ========    ========


         The accompanying Condensed Notes to the Unaudited Financial Statements are an integral part of these statements.


                         TRUST CREATED FEBRUARY 25, 1986
                       STATEMENTS OF CASH FLOWS(UNAUDITED)
                                 (in thousands)

                                                                 For the Three Months
                                                                    Ended May 31,
                                                                ----------------------
                                                                  2004          2003
                                                                 ------        ------
Net income                                                      $ 1,596      $ 1,340

Adjustments to reconcile net income to net cash provided by
        operating activities
           Depreciation and amortization                             93           93
        Change in operating assets and liabilities
           Accounts receivable from affiliates                     (711)      (1,153)
           Accrued liabilities                                     --            116
           Due from affiliates                                       (3)         410
           Deferred rental income                                   245          244
                                                                -------      -------
               Net cash provided by operating activities          1,220        1,050

Cash flows from investing activities:
        Notes receivable from affiliates                            298         --
                                                                -------      -------
               Net cash provided by investing activities            300         --

Cash flows from financing activities:
        Distributions to beneficiaries                             (302)        --
        Payments on long term debt                               (1,218)      (1,050)
                                                                -------      -------
               Net cash used in financing activities             (1,520)      (1,050)
                                                                -------      -------
Net change in cash                                                    0            0

Cash, beginning of period                                          --           --
                                                                -------      -------
Cash, end of period                                             $     0      $     0
                                                                =======      =======

     The accompanying Condensed Notes to the Unaudited Financial Statements are an integral part of these statements

                        TRUST CREATED FEBRUARY 25, 1986
                             CONDENSED NOTES TO THE
                         UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS FOR PRESENTATION.

     The interim financial statements included in this report have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

     As used in these Condensed Notes to Unaudited Financial Statements, the term "Trust" refers to that certain Trust created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust is a majority-owned subsidiary of Evergreen International Aviation, Inc. ("EA" or "Parent Company"), which is a wholly-owned subsidiary of Evergreen Holdings, Inc. ("Holdings"). The Trust's sole business purpose is to lease airplanes to Evergreen International Airlines, Inc. ("EIA"), which is a wholly-owned subsidiary of the Parent Company. Because the Trust and EIA are both subsidiaries of the Parent Company, the aircraft leasing services provided by the Trust to EIA result in intercompany transactions and, as a result, intercompany receivables and payables between affiliates.

     In the opinion of management, the interim financial statements included in this report contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Trust for the periods indicated. Such adjustments, other than non-recurring adjustments that have been separately disclosed, are of a normal, recurring nature.

     Interim results presented in this report are not necessarily indicative of operating results for a full year. The interim financial statements included in this report should be read in conjunction with the Trust's financial statements and the accompanying notes that were included in the Trust's 2004 Annual Report on Form 10-K for the year ended February 29, 2004 filed with the SEC on June 14, 2004.

                        TRUST CREATED FEBRUARY 25, 1986
                             CONDENSED NOTES TO THE
                         UNAUDITED FINANCIAL STATEMENTS


NOTE 2 - AIRCRAFT AND EQUIPMENT.

     Aircraft and equipment owned by the Trust consists of one Boeing 747 and three DC-9s. As of May 31, 2004 and February 29, 2004, the net book value of aircraft and equipment was as follows:

                                          (in thousands)
                                     ------------------------
                                       May 31,      February 29,
                                        2004           2004
                                     --------        --------
Boeing 747 aircraft                  $ 31,243        $ 31,243
DC9 aircraft                           17,380          17,380
Less:
      Accumulated depreciation        (36,611)        (36,518)
                                     --------        --------
                                     $ 12,012        $ 12,105
                                     ========        ========


NOTE  3 - RELATED PARTY TRANSACTIONS.

     LEASE TRANSACTIONS - The Trust, as lessor, and EIA, as lessee, are parties to an aircraft lease whereby the Trust leases its owned aircraft to EIA. For the three months ended May 31, 2004, the Trust recognized lease revenue from the aircraft lease in the amount of $1.9 million, which was the same amount of revenue earned during the three months ended May 31, 2003. Pursuant to the terms of the lease agreement, the amount of the monthly rental payments increases over the term of the lease. However, the Trust has amortized the effects of the rental step-up provisions over the term of the lease and therefore recognizes rental income on a straight-line basis. As a result, deferred rental income is generated. As of May 31, 2004, deferred rental income was $5.0 million, as compared to $4.8 million as of February 29, 2004.

     ACCOUNTS RECEIVABLE - The aircraft owned by the Trust is financed by means of a long-term debt instrument. Pursuant to the aircraft lease agreement between the Trust and EIA, EIA makes the monthly payments directly to the Trust's third-party creditor in lieu of making monthly rental payments to the Trust. The difference between the monthly rental amount, as set forth in the aircraft lease agreement, and the amount of the monthly debt payment made by EIA to the third-party creditor is recognized by the Trust as a receivable from EIA. As of May 31, 2004, the amount of the Trust's receivable from EIA was $18.5 million, as compared to $17.8 million on February 29, 2004. Due to the uncertainty of the future collection of the Trust's outstanding receivable from EIA, the receivable is classified as a reduction to the Trust's equity on the financial statements.

     INDEBTEDNESS OF MR. DELFORD M. SMITH - The Trust has a note receivable from one of its beneficiaries, Mr. Delford M. Smith. The receivable is evidenced by a note that is collateralized by Mr. Smith's personal assets. The note bears interest at 4% and is reduced annually by Mr. Smith's beneficial share of the Trust's net income.

                        TRUST CREATED FEBRUARY 25, 1986
                             CONDENSED NOTES TO THE
                         UNAUDITED FINANCIAL STATEMENTS


     The settlement date of the note is solely dependent upon the annual performance of the Trust. Payments of principal on the note are classified as an addition to the Trust's equity on the financial statements. At May 31, 2004 and February 29, 2004, the outstanding balance on the note receivable from Mr. Smith was approximately $304,000 and approximately $604,000, respectively.


NOTE  4 - LONG-TERM DEBT.

     Long-term debt consisted of the following outstanding balances at May 31, 2004 and February 29, 2004:

                                                      (in thousands)
                                                  May 31,     February 29,
                                                   2004           2004
                                                 -------        -------
Note payable to FINOVA Capital Corporation       $ 6,739        $ 7,957
Less:   current portion                           (6,739)        (5,059)
                                                 -------        -------
        Net long-term debt                       $  --          $ 2,898
                                                 =======        =======


     The note payable to FINOVA Capital Corporation bears interest at the annual rate of 10.44%. Monthly installments of principal and interest in the amount of approximately $472,000 per installment are payable through May 2005, at which time the note will mature.


NOTE 5 - TRUST AS CO-GUARANTOR OF EA DEBT OBLIGATIONS

     INDENTURE NOTES - On May 16, 2003, EA issued $215 million of 12% Senior Second Secured Notes ("Indenture Notes"). The Indenture Notes were issued pursuant to an Indenture, dated as of May 16, 2003, by and among (i) EA, as issuer, (ii) Holdings and substantially all of the subsidiaries of EA, including the Trust, as guarantor, and (iii) Bank One, N.A., as trustee.
The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of EA. The Notes have interest payment dates of May 15 and November 15 of each year; are senior second secured obligations; rank equally with all of EA's existing and future senior or unsubordinated debt, and are senior to any of EA's future senior subordinated or unsubordinated debt.

     The Indenture Notes impose restrictions on EA and its restricted subsidiaries, including the Trust. Such restrictions include, but are not limited to, a restiction on the ability to: (i) incur additional debt; (ii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments; (iii) place limitations on distributions from restricted subsidiaries; (iv) issue or sell capital stock of restricted subsidiaries; (v) issue guarantees; (vi) sell or exchange assets; (vii) enter into transactions with share holders and affiliates; (viii) make capital expenditures; (ix) create liens; and (x) effect mergers and other changes of control.

     SECURED CREDIT FACILITY - On May 13, 2004, EA and certain of its subsidiaries, including the Trust, entered into a three-year senior secured credit facility financing agreement ("Secured Credit Facility") with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, "Lenders"). The Secured Credit Facility consists of a $50 million term loan and a $50 million revolving loan. At the closing of the Secured Credit

                        TRUST CREATED FEBRUARY 25, 1986
                             CONDENSED NOTES TO THE
                         UNAUDITED FINANCIAL STATEMENTS


Facility, approximately $83.0 million of the loan was initially funded. As of May 31, 2004, the outstanding balance of the Secured Credit Facility was $93.0 million.

     EA and its subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In particular, EA and its subsidiaries, including the Trust, have agreed to maintain: (i) an undrawn availability of not less that $5 million on the revolving loan, (ii) minimum thresholds with respect to certain consolidated and non-consolidated EBITDA, and
(iii) a minimum ratio with respect to fixed charge coverages. In addition, EA and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75 million, of which at least $10 million must be financed from sources other than the Secured Credit Facility.

     CROSS-DEFAULT PROVISIONS - The Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby certain events of default under one or more of the debt obligations of EA or its restricted subsidiaries, including the Trust, would result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that such defaults are not cured or waived, the Trust is at risk that the Trust's guarantor obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we note that certain statements in this Quarterly Report on Form 10-Q and elsewhere are forward-looking and provide other than historical information. The words "believe," "estimate," anticipate," "project," "intend," "expect," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Because such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may not be realized, the statements contained in this Quarterly Report on Form 10-Q or elsewhere should not be relied upon as predictions of future events.

     Our 2004 Annual Report on Form 10-K identifies important risks that could cause actual results to differ materially from assertions made by us in forward-looking statements. Such risks include, but are not limited to, our reliance on one customer, an affiliate, Evergreen International Airlines, Inc., our future compliance with the terms of our debt agreements, general conditions in the aviation industry, the effect of government laws and regulations, the risks related to our operations in dangerous locations, and weaknesses in our internal controls. These are only some of the risks that may affect the forward-looking statements contained in this Form 10-Q. For further information regarding risks and uncertainties associated with our business, please see the Trust's other reports and filings with the Securities and Exchange Commission ("SEC"), including, but not limited to the Trust's 2004 Annual Report on Form 10-K filed with the SEC on June 14, 2004.

     Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information, future events or otherwise, except as required by law.

     The Trust's annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through the Parent Company's website at WWW.EVERGREENAVIATION.COM/CORP.HTML. as soon as reasonably practicable after the Trust files such reports with, or furnishes them to, the SEC.

OVERVIEW

     The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust is a majority-owned subsidiary of Evergreen International Aviation, Inc. ("EA" or "Parent Company"), which is a wholly-owned subsidiary of Evergreen Holdings, Inc. ("Holdings").

     The Trust does not have directors. Instead, the Trust is operated and managed pursuant to the terms of the Second Amended and Restated Trust Agreement, as amended. Mr. Delford M. Smith holds a one-third beneficial ownership interest in that portion of the Trust that owns a Boeing 747 aircraft. Evergreen International Aviation, Inc. owns the remaining two-thirds beneficial interest in that portion of the Trust that owns the Boeing 747 and all of the beneficial interest in that portion of the Trust that owns the three DC-9 aircraft. The Trust's sole business purpose is to lease airplanes to Evergreen International Airlines, Inc. ("EIA"), which is a wholly-owned subsidiary of the Parent Company.


RESULTS OF OPERATIONS:

     The following table sets forth information with respect to the Trust's operations for the three months ended May 31, 2004 and May 31, 2003:

                              RESULTS OF OPERATIONS
                                    Unaudited
                                 (in thousands)

                                              RESULTS OF OPERATIONS
                                                    Unaudited
                                                  (in thousands)

                                 For the Three Months      2004 vs. 2003
                                     nded May 31,        Increase/(decrease
                                 -------------------     -------------------
                                   2004        2003       Amount        %
                                 -------     -------     -------     ------
Rental income from affiliates    $ 1,880     $ 1,880     $   --         0.0 %

Expense/(other income)
      Depreciation                    93          93         --         0.0
      Interest expense               197         480        (283)     (59.0)
      Interest income                 (6)        (33)         27      (81.8)
                                 -------     -------     -------     ------
           Net income            $ 1,596     $ 1,340     $   256       19.1 %
                                 =======     =======     =======     ======



     RENTAL INCOME FROM AFFILIATES - Rental income from affiliates is derived solely from rental income related to the lease of the Trust's aircraft to EIA. Rental income from affiliates was $1.9 million for the three months ended
May 31, 2004, which was the same amount of revenue earned from affiliates during the three months ended May 31, 2003. Rental income is earned by the Trust in accordance with the terms of the aircraft lease.

     DEPRECIATION - Depreciation consists of depreciation on the Trust's aircraft. Depreciation expense was approximately $93,000 for the three months ended May 31, 2004, which was the same as for the three months ended May 31, 2003.

     INTEREST EXPENSE - Interest expense is comprised primarily of interest paid on the outstanding note payable to FINOVA Capital Corporation. Interest expense for the three months ended May 31, 2004 was approxiamtely $197,000, as compared to approximatley $480,000 for the three months ended May 31, 2003. The reduction in interest expense is due to a $6.5 million reduction in the outstanding principal balance of the note payable, of which $1.5 million was insurance proceeds from damage caused by a runway landing incident in fiscal year 2003.

     INTEREST INCOME - Interest income is comprised primarily of interest earned on the outstanding note receivable from affiliates. Interest income for the three months ended May 31, 2004 was approxiamtely $6,000, as compared to approxiamtely $33,000 for the three months ended May 31, 2003. The decrease in interest income is due to $0.7 million of reductions over the past year in the outstanding principal balance of the note receivable from Mr. Smith.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FROM OPERATING ACTIVITIES - The Trust financed the purchase of its owned aircraft with a note payable to FINOVA Capital Corporation. The Trust generates revenue by leasing the aircraft to EIA. However, there are no cash transactions which flow through the Trust. In lieu of cash lease payments, EIA, the lessee of the aircraft, makes payments directly to FINOVA Capital Corporation for the required debt payments. The difference between the monthly rent amount due under the aircraft lease and the debt payment amount actually paid by EIA is recognized by the Trust as a receivable from affiliates. Due to the uncertainty of the future collection of the receivable, the receivable from affiliates is classified as a reduction to the Trust's equity on the financial statements.

     CASH FROM FINANCING ACTIVITIES - The Trust has a note receivable from one of its beneficiaries, Mr. Delford M. Smith. The receivable is evidenced by a note which is collaterized by Mr. Smith's personal assets. The note bears interest at 4% and is reduced annually by distributions of Mr. Smith's beneficial share of the Trust's net income. For the three months ended May 31, 2004, the balance of the outstanding note receivable was reduced by distributions from the Trust in the amount of APPROXIMATELY $302,000.

     DEBT OBLIGATIONS - All of the Trust's debt obligations, in the principal amount of $6.7 million, will mature within the next twelve months. The Trust anticipates that future rental income will be sufficient to satisfy these debt obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in the market risk of the Trust during the three months ended May 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES.

     DISCLOSURE CONTROLS AND PROCEDURES - The Trust's management, with participation of the Trust's principal executive officer and principal financial officer, have performed an evaluation of the Company's disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) to ensure that information required to be disclosed by the Trust in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC's rules and forms. At this time, the Trust's principal executive officer and principal financial officer have determined that such disclosure controls and procedures may not be sufficient to ensure that data errors, control problems, or acts of fraud are detected, and to confirm that appropriate corrective action, including process improvements, is undertaken.

     In connection with its audit of, and in the issuance of an unqualified report on, the Trust's financial statements for the year ended February 29, 2004, the Trust's registered public accounting firm, PricewaterhouseCoopers LLP ("PwC"), delivered to the Trust's disclosure committee and management a letter identifying deficiencies that PwC considered to be material weaknesses in the effectiveness of the Trust's internal disclosure controls. The material weaknesses identified by PwC involve non-reconciliation of certain accounts and lack of review of monthly financial statements and significant transactions by management.

     In response to the internal disclosure control deficiencies identified by the Trust's management and PwC, we have developed a plan for implementing critical enhancements in the Trust's internal disclosure control procedures. As of May 31, 2004, we have made significant progress in the areas of (1) monthly review of transactional account activity and financial statements by management, and (2) monthly reconciliations of certain of the Trust's accounts to limit financial statement adjustments.

     INTERNAL CONTROL OVER FINANCIAL REPORTING - Except as described above, there have not been any changes in the Trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

          3.36 Third Amendment to the Second Amended and Restated Trust Agreement among Evergreen International Aviation, Inc., Delford
                M. Smith, and the Wilmington Trust Company, as Owner Trustee, effective as of May 10, 2004.

          10.48 Second Amendment Agreement to the Secured Loan Agreement among FINVOA Capital Corporation, Wilmington Trust Company, as Owner Trustee, Evergreen International Aviation, Inc., and Delford M. Smith, effective as of May 10, 2004.

          31.1 Certification Pursuant to Exchange Act Rule 13a-14(a)of Principal Executive Officer.

          31.2 Certification to Exchange Act Rule 13a-14(a) of Principal Financial Officer.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRUST CREATED FEBRUARY 25, 1986
                                        -------------------------------
                                        (Registrant)


Date:    July 20, 2004                          /s/ John A. Irwin
                                                -----------------
                                                John A. Irwin
                                                Principal Executive Officer


Date:    July 20, 2004                          /s/ Lawrence J. Bolton
                                                ----------------------
                                                Lawrence J. Bolton
                                                Principal Financial Officer

                                  EXHIBIT INDEX

     3.36 Third Amendment to the Second Amended and Restated Trust Agreement among Evergreen International Aviation, Inc., Delford M. Smith, and the Wilmington Trust Company, as Owner Trustee, effective as of May 10, 2004.

     10.48 Second Amendment Agreement to the Secured Loan Agreement among FINVOA Capital Corporation, Wilmington Trust Company, as Owner Trustee, Evergreen International Aviation, Inc., and Delford M. Smith, effective as of May 10, 2004.

     31.2 Certification pursuant to Exchange Act Rule 13a-14(a) of Principal Executive Officer.

     31.2 Certification pursuant to Exchange Act Rule 13a-14(a) of Principal Financial Officer.

     32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.