Form 10-Q
period 2004-08-31
TRUST CREATED FEBRUARY 25 1986
filed 2004-10-21
CIK 1265092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2004

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

              CLASS                       OUTSTANDING AS OF OCTOBER 21, 2004
       Beneficial interest                          Not applicable

                         TRUST CREATED FEBRUARY 25, 1986

                          QUARTERLY REPORT ON FORM 10-Q
            FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 2004

                                TABLE OF CONTENTS


                                                                            PAGE

PART I.   Financial Information...............................................3

 Item 1.  Financial Statements................................................3
             Balance Sheets...................................................3
             Statements of Operations (Unaudited).............................4
             Statements of Cash Flows (Unaudited).............................5
 Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................12
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........16
 Item 4.  Controls and Procedures............................................17

PART II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K...................................18

SIGNATURES...................................................................19

EXHIBIT INDEX................................................................20

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                    TRUST CREATED FEBRUARY 25, 1986
                                             BALANCE SHEETS
                                            (in thousands)

                                                                  August 31,
                                                                     2004      February 29,
                                                                  (Unaudited)       2004
                                                                  ----------    -----------
                               ASSETS
Assets
        Aircraft and equipment, net ..........................     $ 11,919      $ 12,105
        Notes receivable from affiliate ......................         --             604
        Due from affiliates ..................................          640           637
                                                                    --------      --------
                      Total assets ...........................     $ 12,559      $ 13,346
                                                                    ========      ========

                    LIABILITIES AND TRUST EQUITY
Current liabilities:
        Accrued liabilities ..................................     $     53      $   --
        Current portion of long-term debt ....................        5,912         5,059
                                                                    --------      --------
               Total current liabilities .....................        5,965         5,059

Long-term debt ...............................................         --           2,898
Deferred rental income .......................................        5,289         4,799
                                                                    --------      --------
                      Total liabilities ......................       11,254        12,756
                                                                    --------      --------

Trust equity .................................................       21,019        18,409
Less: Accounts and notes receivable from affiliates ..........      (19,714)      (17,819)
                                                                    --------      --------
                      Total trust equity .....................        1,305           590
                                                                    --------      --------
                            Total liabilities and trust equity     $ 12,559      $ 13,346
                                                                    ========      ========

     The accompanying condensed notes to the unaudited financial statements are an integral part of these statements.


                                     TRUST CREATED FEBRUARY 25, 1986
                                  STATEMENTS OF OPERATIONS (UNAUDITED)
                                        (in thousands of dollars)


                                           For the Three Months       For the Six Months
                                             Ended August 31,           Ended August 31,
                                         ----------------------      ----------------------
                                            2004          2003         2004           2003
                                         ---------     ---------     ---------     ---------
Operating revenue:
Rental income from affiliate .......     $  1,881      $  1,881      $  3,761      $  3,761

Expense (other income)
  Depreciation .....................           93            94           186           187
  Interest expense .................          169           321           366           801
  Interest income ..................           (3)          (26)           (9)          (59)
                                         ---------     ---------     ---------     ---------
    Total expense (other income) ...          259           389           543           929
                                         ---------     ---------     ---------     ---------
    Net income .....................        1,622         1,492         3,218         2,832

Trust equity at beginning at period        19,703        16,478        18,409        15,138
Less: Distributions to beneficiaries         (306)       (1,275)         (608)       (1,275)
                                         ---------     ---------     ---------     ---------
Trust equity at end of period ......     $ 21,019      $ 16,695      $ 21,019      $ 16,695
                                         =========     =========     =========     =========

     The accompanying condensed notes to the unaudited financial statements are an integral part of these statements.

                          TRUST CREATED FEBRUARY 25, 1986
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (in thousands)


                                                         For the Six Months
                                                          Ended August 31,
                                                       -----------------------
                                                         2004           2003
                                                       -------         -------
Net income ....................................        $ 3,218         $ 2,832

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization .............            186             187
  Change in operating assets and liabilities
    Accounts receivable from affiliate ........         (1,895)            336
    Accrued liabilities .......................             53              96
    Due from affiliate ........................             (3)            321
    Deferred rental income ....................            490             490
                                                       -------         -------
      Net cash provided by operating activities          2,049           4,262

Cash flows from investing activities:
  Notes receivable from affiliate .............            604             638
                                                       -------         -------
      Net cash provided by investing activities            604             638

Cash flows from financing activities:
  Distributions to beneficiaries ..............           (608)         (1,275)
  Payments on long term debt ..................         (2,045)         (3,625)
                                                       -------         -------
      Net cash used in financing activities ...         (2,653)         (4,900)
                                                       -------         -------
Net change in cash ............................           --              --

Cash, beginning of period .....................           --              --
                                                       -------         -------
Cash, end of period ...........................        $  --           $  --
                                                       =======         =======

         The accompanying condensed notes to the unaudited financial statements are an integral part of these statements.

                         TRUST CREATED FEBRUARY 25, 1986
                             CONDENSED NOTES TO THE
                         UNAUDITED FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND SIX MONTHS
                              ENDED AUGUST 31, 2004

NOTE 1 - BASIS FOR PRESENTATION

     The interim financial statements included in this report have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

     As used in these condensed notes to unaudited financial statements, the term "Trust" refers to that certain Trust created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust is a majority-owned subsidiary of Evergreen International Aviation, Inc. ("Evergreen Aviation"), which is a wholly-owned subsidiary of Evergreen Holdings, Inc. ("Holdings"). The Trust's sole business purpose is to lease airplanes to Evergreen International Airlines, Inc. ("Airlines"), which is a wholly-owned subsidiary of Evergreen Aviation. Because the Trust and Airlines are both subsidiaries of Evergreen Aviation, the aircraft leasing services provided by the Trust to Airlines result in intercompany transactions that also produce intercompany receivables and payables between affiliates.

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

                         TRUST CREATED FEBRUARY 25, 1986
                             CONDENSED NOTES TO THE
                         UNAUDITED FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND SIX MONTHS
                              ENDED AUGUST 31, 2004


NOTE 2 - AIRCRAFT

     Aircraft owned by the Trust consists of one Boeing 747 aircraft and three DC-9 aircraft. As of August 31, 2004 and February 29, 2004, the net book value of the aircraft was as follows:

                                            (in thousands)
                                      -------------------------
                                      August 31,      February 29,
                                        2004             2004
                                      --------         --------
Boeing 747 aircraft ..........        $ 31,243         $ 31,243
DC9 aircraft .................          17,380           17,380
Less:
      Accumulated depreciation         (36,704)         (36,518)
                                      --------         --------
      Net book value .........        $ 11,919         $ 12,105
                                      ========         ========


     On May 7, 1997, the Trust granted to FINOVA Capital Corporation ("FINOVA") a first priority security interest in all of the above-listed aircraft. The security interest was granted in connection with the $30.0 million Secured Loan Agreement that was executed by the Trust and FINOVA on May 7, 1997. See Note 3 - Long-Term Debt below.

     The Trust leases all of the above-listed aircraft to Airlines. Because the Trust and Airlines are both subsidiaries of Evergreen Aviation, the aircraft leases are related-party transactions. See Note 4 - Related Party Transactions below.


NOTE  3 - LONG-TERM DEBT

     On May 7, 1997, the Trust and FINOVA entered into a Secured Loan Agreement whereby FINOVA agreed to loan $30.0 million to the Trust. Outstanding principal under the Secured Loan Agreement bears interest at the annual rate of 10.44%. Monthly installments of principal and interest in the amount of approximately $472,000 per installment are payable through April 2005. Upon maturity of the Secured Loan Agreement in April 2005, a final payment of approximately
$2.5 million will be due and payable. Performance of the Trust's obligations under the Secured Loan Agreement are secured by means of a first priority security interest granted by the Trust to FINOVA in all of the aircraft owned by the Trust.

                         TRUST CREATED FEBRUARY 25, 1986
                             CONDENSED NOTES TO THE
                         UNAUDITED FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND SIX MONTHS
                              ENDED AUGUST 31, 2004


     The outstanding principal balances of the Secured Loan Agreement, as of August 31, 2004 and February 29, 2004, were as follows:

                                                  August 31,    February 29,
              in thousands)                          2004            2004
                                                   -------         -------
Note payable to FINOVA Capital Corporation        $ 5,912         $ 7,957
Less: current portion ....................         (5,912)         (5,059)
                                                   -------         -------
        Net long-term debt ...............        $     0         $ 2,898
                                                   =======         =======

NOTE  4 - RELATED PARTY TRANSACTIONS

     RENTAL INCOME FROM AFFILIATE - The Trust, as lessor, and Airlines, as lessee, are parties to an aircraft lease whereby the Trust leases its owned aircraft to Airlines. During the three months and six months ended August 31, 2004, the Trust recognized lease revenue from the aircraft lease in the amounts of $1.9 million and $3.8 million, respectively. During the three months and six months ended August 31, 2003, the Trust recognized lease revenue from the aircraft lease in the amounts of $1.9 million and $3.8 million, respectively.

     DEFERRED RENTAL REVENUE - Pursuant to the terms of the lease agreement, the amount of the monthly rental payments increases over the term of the lease. However, the Trust amortizes the effects of the increasing rental payments over the term of the lease in order to recognize rental income on a straight-line basis. As a result, deferred rental income is generated in an amount equal to the difference between the monthly payment, as set forth in the lease agreement, and the straight-line recognition of lease income. As of August 31, 2004 and February 29, 2004, the balance of deferred rental income was $5.3 million and $4.8 million, respectively.

     ACCOUNTS RECEIVABLE FROM AFFILIATE - In lieu of making monthly rental payments to the Trust, Airlines pays directly to FINOVA the monthly payments that become due under the Secured Loan Agreement. Because the monthly debt payment made by Airlines to FINOVA is less than the monthly rental amount under the lease agreement, the difference is recognized by the Trust as a receivable from Airlines. As of August 31, 2004 and February 29, 2004, the amounts of the Trust's receivable from Airlines were $19.7 million and $17.8 million, respectively. Due to the uncertainty of the future collection of the Trust's outstanding receivable from Airlines, the receivable is classified as a reduction to the Trust's equity on the financial statements.

                         TRUST CREATED FEBRUARY 25, 1986
                             CONDENSED NOTES TO THE
                         UNAUDITED FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND SIX MONTHS
                              ENDED AUGUST 31, 2004


     INDEBTEDNESS OF MR. DELFORD M. SMITH - The Trust previously held a note receivable from one of its beneficiaries, Mr. Delford M. Smith. The receivable was evidenced by a note that was collateralized by Mr. Smith's personal assets. The note bore interest at an annual rate of 4% and was reduced annually by Mr. Smith's beneficial share of the Trust's net income.


     Payments of principal on the note were classified as reductions to the Trust's equity on the financial statements. At February 29, 2004, the outstanding balance on the note receivable from Mr. Smith was approximately $604,000. During the six months ended August 31, 2004, distributions of Mr. Smith's beneficial share of Trust net income were applied to repay in full the outstanding balance of $604,000. As of August 31, 2004, the note receivable from Mr. Smith is paid in full.


NOTE  5 - TRUST AS CO-GUARANTOR OF EVERGREEN AVIATION DEBT OBLIGATIONS

     INDENTURE NOTES - On May 16, 2003, Evergreen Aviation issued $215 million of 12% Senior Second Secured Notes ("Indenture Notes"). The Indenture Notes were issued pursuant to an Indenture, dated as of May 16, 2003, by and among i) Evergreen Aviation, as issuer, ii) Holdings and substantially all of the subsidiaries of Evergreen Aviation, including the Trust, as guarantors, and
iii) Bank One, National Association, as trustee.

     The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15 and November 15 of each year. The next payment of accrued interest in the amount of $12.9 million will be due and payable on November 15, 2004.

     The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust. The Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Evergreen Aviation's subsidiaries, and the Trust.

                         TRUST CREATED FEBRUARY 25, 1986
                             CONDENSED NOTES TO THE
                         UNAUDITED FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND SIX MONTHS
                              ENDED AUGUST 31, 2004


     The Indenture Note imposes certain restrictions on Evergreen Aviation and its restricted subsidiaries, including the Trust. Such restrictions include, but are not limited to, restrictions on the ability to:

     o    incur additional debt;
     o    pay dividends;
     o    acquire shares of capital stock;
     o    make payments on subordinated debt or make investments;
     o    make distributions from restricted subsidiaries;
     o    issue or sell capital stock of restricted subsidiaries;
     o    issue guarantees;
     o    sell or exchange assets;
     o    enter into transactions with shareholders and affiliates;
     o    make capital expenditures;
     o    create liens; and
     o    effect mergers and other changes of control.

     SECURED CREDIT FACILITY - On May 13, 2004, Evergreen Aviation and certain of its subsidiaries, including the Trust, entered into a three-year senior secured credit facility financing agreement (the "Secured Credit Facility") with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, "the Wells Fargo Lenders"). The Secured Credit Facility consists of two loans - a
$50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is secured by substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust.

     As of August 31, 2004, the outstanding balance of the Secured Credit Facility was $88.6 million. As of August 31, 2004, Evergreen Aviation's availability to obtain additional advances under the Secured Credit Facility was $5.8 million.

     Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In particular, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to maintain: i) an undrawn availability of not less than $5 million on the revolving loan, ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), and iii) a minimum ratio with respect to fixed charge coverages. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility.

                         TRUST CREATED FEBRUARY 25, 1986
                             CONDENSED NOTES TO THE
                         UNAUDITED FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND SIX MONTHS
                              ENDED AUGUST 31, 2004


     RISK OF DEFAULT ON DEBT OBLIGATIONS - Substantially all of the assets of Evergreen Aviation and its subsidiaries, including the Trust, are pledged as collateral under Evergreen Aviation's various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby certain events of default under one or more of the debt obligations of Evergreen Aviation or its subsidiaries, including the Trust, will result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that such defaults are not cured or waived, the Trust is at risk that the Trust's guarantor obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated.

     GOING CONCERN QUALIFICATION FOR HOLDINGS AND EVERGREEN AVIATION - In their audit opinion report on the financial statements for Holdings for the fiscal year ended February 29, 2004, PricewaterhouseCoopers, LLP ("PwC"), the independent registered public accounting firm for Holdings and Evergreen Aviation, included an explanatory paragraph which noted that Holdings and Evergreen Aviation have historically had violations of certain debt covenants. Because of the various cross-default provisions that are contained in Evergreen Aviation's long-term debt obligations, a failure by Evergreen Aviation or one of its subsidiaries, including the Trust, to comply with the covenants of Evergreen Aviation's long-term debt obligations could result in an acceleration of all of Evergreen Aviation's outstanding debt obligations. Due to the historical difficulty experienced by Holdings and Evergreen Aviation in meeting debt covenants, there is substantial doubt as to the ability of Holdings and Evergreen Aviation to continue as going concerns.

     The Trust's sole source of income is from Airlines, a wholly-owned subsidiary of Evergreen Aviation. Any event which would result in the discontinuance of the business operations of Evergreen Aviation and its subsidiaries would have a materially negative impact upon the Trust.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Our 2004 Annual Report on Form 10-K identifies important risks that could cause actual results to differ materially from assertions made by us in forward-looking statements. Such risks include, but are not limited to:

     o our reliance on one customer, an affiliate, Evergreen International Airlines, Inc.;
     o    our future compliance with the terms of our debt agreements;
     o    general conditions in the aviation industry;
     o    the effect of government laws and regulations;
     o    the risks related to our operations in dangerous locations; and
     o    weaknesses in our internal controls.

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

     The Trust's annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through Evergreen Aviation's website at WWW.EVERGREENAVIATION.COM/CORP.HTML. as soon as reasonably practicable after the Trust files such reports with, or furnishes them to, the SEC.

OVERVIEW

     The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust is a majority-owned subsidiary of Evergreen International Aviation, Inc. ("Evergreen Aviation"), which is a wholly-owned subsidiary of Evergreen Holdings, Inc. ("Holdings").

     The Trust does not have directors. Instead, the Trust is operated and managed pursuant to the terms of the Second Amended and Restated Trust Agreement, as amended. Mr. Delford M. Smith holds a one-third beneficial ownership interest in that portion of the Trust that owns a Boeing 747 aircraft. Evergreen Aviation holds the remaining two-thirds beneficial interest in that portion of the Trust that owns the Boeing 747 and all of the beneficial interest in that portion of the Trust that owns the three DC-9 aircraft. The Trust's sole business purpose is to lease airplanes to Evergreen International Airlines, Inc. ("Airlines"), which is a wholly-owned subsidiary of Evergreen Aviation.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND AUGUST 31,2003

     The following table sets forth information with respect to the Trust's operations for the three months ended August 31, 2004 and August 31, 2003.

                                              RESULTS OF OPERATIONS
                                                    Unaudited
                                                  (in thousands)

                                     For the Three Months         2004 vs. 2003
                                        Ended August 31,       Increase (decrease)
                                     ---------------------     --------------------
                                       2004         2003        Amount          %
                                     --------     --------     --------       ------
Rental income from affiliate ...     $ 1,881      $ 1,881      $  --           0.0 %

Expense (other income)
  Depreciation .................          93           94           (1)       (1.1)
  Interest expense .............         169          321         (152)      (47.4)
  Interest income ..............          (3)         (26)          23       (88.5)
                                     --------     --------     --------      ------
    Total expense (other income)         259          389         (130)      (33.4)
                                     --------     --------     --------      ------
           Net income ..........     $ 1,622      $ 1,492      $   130         8.7 %
                                     ========     ========     ========      ======

     RENTAL INCOME FROM AFFILIATE - Rental income from affiliate is derived solely from rental income related to the lease of the Trust's aircraft to Airlines. Rental income earned from affiliate was $1.9 million during the three months ended August 31, 2004, which was the same amount of revenue earned from affiliate during the three months ended August 31, 2003. Rental income is earned by the Trust in accordance with the terms of the aircraft lease.

     DEPRECIATION - Depreciation consists of depreciation on the Trust's aircraft. Depreciation expense was approximately $93,000 for the three months ended August 31, 2004, as compared to approximately $94,000 for the three months ended August 31, 2003.

     INTEREST EXPENSE - Interest expense is comprised primarily of interest paid on the outstanding loan payable to FINOVA Capital Corporation ("FINOVA"). Interest expense for the three months ended August 31, 2004 was approximately $169,000, as compared to approximately $321,000 for the three months ended August 31, 2003. The reduction in interest expense is primarily due to a $4.7 million reduction in the outstanding principal balance of the note payable over the past twelve months, of which $1.5 million was insurance proceeds from damages attributable to a runway landing incident in fiscal year 2003.

     INTEREST INCOME - Interest income is comprised primarily of interest earned on the outstanding note receivable from Mr. Smith. Interest income for the three months ended August 31, 2004 was approximately $3,000, as compared to approximately $26,000 for the three months ended August 31, 2003. The decrease in interest income is due to approximately $1.0 million of reductions over the past twelve months in the outstanding principal balance of the note receivable from Mr. Smith. As of August 31, 2004 the notes receivable from Mr. Smith is paid in full.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2004 AND
AUGUST 31, 2003

     The following table sets forth information with respect to the Trust's operations for the six months ended August 31, 2004 and August 31, 2003.

                                              RESULTS OF OPERATIONS
                                                    Unaudited
                                                  (in thousands)

                                       For the Six Months          2004 vs. 2003
                                        Ended August 31,        Increase(decrease)
                                     ---------------------     --------------------
                                       2004         2003        Amount          %
                                     --------     --------     --------       -----
Rental income from affiliate ...     $ 3,761      $ 3,761      $     0         0.0 %
Expense/(other income)
  Depreciation .................         186          187           (1)       (0.5)
  Interest expense .............         366          801         (435)      (54.3)
  Interest income ..............          (9)         (59)          50       (84.7)
                                     --------     --------     --------      ------
    Total expense (other income)         543          929         (386)      (41.6)
                                     --------     --------     --------      ------
           Net income ..........     $ 3,218      $ 2,832      $   386        13.6 %
                                     ========     ========     ========      ======


     RENTAL INCOME FROM AFFILIATE - Rental income from affiliate is derived solely from rental income related to the lease of the Trust's aircraft to Airlines. Rental income earned from affiliate was $3.8 million during the six months ended August 31, 2004, which was the same amount of revenue earned from affiliate during the six months ended August 31, 2003. Rental income is earned by the Trust in accordance with the terms of the aircraft lease.

     DEPRECIATION - Depreciation consists of depreciation on the Trust's aircraft. Depreciation expense was approximately $186,000 for the six months ended August 31, 2004, as compared to approximately $187,000 for the six months ended August 31, 2003.

     INTEREST EXPENSE - Interest expense is comprised primarily of interest paid on the outstanding note payable to FINOVA. Interest expense for the six months ended August 31, 2004 was approximately $366,000 as compared to approximately $801,000 for the six months ended August 31, 2003. The reduction in interest expense is primarily due to a $4.7 million reduction in the outstanding principal balance of the note payable, of which $1.5 million was insurance proceeds from damage to a runway landing incident in fiscal year 2003.

     INTEREST INCOME - Interest income is comprised primarily of interest earned on the outstanding note receivable from Mr. Smith. Interest income for the six months ended August 31, 2004 was approximately $9,000, as compared to approximately $59,000 for the six months ended August 31, 2003. The decrease in interest income is due to approximately $1.0 million of reductions over the past twelve months in the outstanding principal balance of the note receivable from Mr. Smith. As of August 31, 2004 the notes receivable from Mr. Smith was paid in full.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FROM OPERATING ACTIVITIES - The Trusts owns one Boeing 747 aircraft and three DC-9 aircraft. The Trust financed its purchase of the Boeing 747 by means of a $30.0 million Secured Loan Agreement with FINOVA. The Trust's obligation to repay the Secured Loan Agreement is secured by a first priority security interest in all the Trust's owned aircraft. Installments of principal and interest in the amount of approximatley $472,000 per installment are payable to FINOVA each month.

     The Trust generates revenue by leasing its owned aircraft to Airlines. However, under the terms of the aircraft lease, Airlines does not make payments of cash to the Trust. Instead, Airlines satisfies its lease obligations to the Trust by paying directly to FINOVA the monthly installments of principal and interest that are due under the Secured Loan Agreement. Thus, although the Trust generates cash equivalents because Airlines pays the Trust's monthly debt obligation, the Trust does not generate cash from its leasing operations. During the six months ended August 31, 2004, the Trust generated cash equivalents of $2.0 million from its operating activities.

     The monthly lease rental that is due from Airlines to the Trust is slightly lower than the monthly installment of principal and interest that is paid by Airlines to FONOVA. This difference between the monthly rent that is due under the aircraft lease and the amount of the debt payment actually paid by Airlines to FINOVA is recognized by the Trust as a receivable from affiliate. Due to the uncertainty of the future collection of the receivable, the receivable from affiliate is classified as a reduction to the Trust's equity on the financial statements.

     CASH FROM INVESTING ACTIVITIES - During the six months ended August 31, 2004, the Trust generated cash equivalents of $0.6 million, from investing activities. The Trust had a note receivable from one of its beneficiaries, Mr. Delford M. Smith. The receivable was evidenced by a note which is secured by Mr. Smith's personal assets. The note bore interest at an annual rate of 4% and was reduced annually by distributions of Mr. Smith's beneficial share of the Trust's net income.

     Payments of principal on the note were classified as additions to the Trust's equity on the financial statements. At February 29, 2004, the outstanding balance on the note receivable from Mr. Smith was approximately $0.6 million. During the six months ended August 31, 2004, distributions of Mr. Smith's beneficial share of Trust net income were applied to repay in full the outstanding balance of $0.6 million. As of August 31, 2004, the note receivable from Mr. Smith is paid in full.

     CASH USED IN FINANCING ACTIVITIES - During the six months ended August 31, 2004, the Trust used cash and cash equivalents of $2.7 million, in payments of its debt obligations under the Secured Loan Agreement. All of the Trust's debt obligations, in the principal amount of $5.9 million as of August 31, 2004, will mature within the next twelve months. The Trust anticipates that future rental income from aircraft lease with Airlines will be sufficient to satisfy these debt obligations.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in the market risk of the Trust during the six months ended August 31, 2004.

ITEM 4.       CONTROLS AND PROCEDURES.

     DISCLOSURE CONTROLS AND PROCEDURES - The Trust's management, with participation of the Trust's principal executive officer and principal financial officer, have performed an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) to ensure that information required to be disclosed by the Trust in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC's rules and forms. At this time, the Trust's principal executive officer and principal financial officer have determined that such disclosure controls and procedures may not be sufficient
i) to ensure that data errors, control problems, or acts of fraud are detected, and ii) to confirm that appropriate corrective action, including process improvements, is undertaken.

     In connection with its audit of, and in the issuance of an unqualified report on, the Trust's financial statements for the year ended February 29, 2004, the Trust's independent registered public accounting firm, PricewaterhouseCoopers LLP ("PwC"), delivered to the Trust's disclosure committee and management a letter identifying deficiencies that PwC considered to be material weaknesses in the effectiveness of the Trust's disclosure controls and procedures. The material weaknesses identified by PwC involve non-reconciliation of certain accounts and a lack of independent review by management of significant journal entries and monthly financial statements.

     In response to the internal disclosure control deficiencies identified by the Trust's management and PwC, the Trust has developed a plan for implementing critical enhancements in the Trust's internal disclosure control procedures. As of August 31, 2004, the Trust's management has made significant progress in the areas of (1) monthly review of transactional account activity and financial statements by management, and (2) monthly reconciliations of significant Trust accounts.

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

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) A list of exhibits that are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q are set forth below.


EXHIBIT NO.                DESCRIPTION OF DOCUMENT
-----------------------------------------------------------------------------

31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of Principal Executive Officer.

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


                                                 TRUST CREATED FEBRUARY 25, 1986
                                                 -------------------------------
                                                 (Registrant)


Date:    October 21, 2004                        /s/ John A. Irwin
                                                 -----------------
                                                 John A. Irwin
                                                 Principal Executive Officer


Date:    October 21, 2004                        /s/ Lawrence J. Bolton
                                                 ----------------------
                                                 Lawrence J. Bolton
                                                 Principal Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                 DESCRIPTION OF DOCUMENT
-------------------------------------------------------------------------------

31.2 Certification pursuant to Exchange Act Rule 13a-14(a) of Principal Executive Officer.

31.2 Certification pursuant to Exchange Act Rule 13a-14(a) of Principal Financial Officer.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.