Form 10-K/A
period 2004-02-29
TRUST CREATED FEBRUARY 25 1986
filed 2004-12-17
CIK 1265092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(First Amendment)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 29, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

503-472-9361
(Registrant’s telephone number, including area code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (  )   No (X)

        Indicate the number of shares of outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AS OF DECEMBER 17, 2004
Beneficial interest	Not applicable

EXPLANATORY NOTE

        The Trust Created February 25, 1986 (the “Trust”) is filing this Annual Report on Form 10-K/A (First Amendment) (this “Amendment”) for the purpose of amending Item 9A of the Trust’s Annual Report on Form 10-K for the year ended February 29, 2004 (the “Original Filing”). The Original Filing was filed with the United States Securities and Exchange Commission (the "SEC") on June 14, 2004.

        Item 9A of this Amendment has been amended from the Original Filing as follows:

o	the two identified deficiencies that existed in the design and operation of the Trust's system of disclosure controls have been identified;
o	the conditions in the Trust's system of disclosure controls which caused the two identified deficiencies have been identified; and
o	the description of management’s plan for implementation of corrective action and procedural enhancements to the Trust’s system of disclosure controls has been expanded.

        This Amendment restates only Item 9A of the Original Filing. No other items were affected.

TRUST CREATED FEBRUARY 25, 1986

ANNUAL REPORT ON FORM 10-K/A
(First Amendment)

PAGE
PART II.
Item 9A.	Controls and Procedures	4

PART IV.
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	6

SIGNATURES	9

EXHIBIT INDEX	10

PART II

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Trust’s management, with participation of the Trust’s principal executive officer and principal financial officer, have performed an evaluation of the Trust's disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) to ensure that information required to be disclosed by the Trust in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. This evaluation also included considerations of the Trust’s disclosure controls and procedures for the preparation of the Trust’s financial statements.

        Based on that evaluation, the Trust’s principal executive officer and principal financial officer have concluded that, as of February 29, 2004, the Trust’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. At this time, management has determined that the Trust’s disclosure controls and procedures may not be sufficient i) to ensure that data errors, control problems, or acts of fraud are detected and ii) to confirm that appropriate corrective action, including process improvements, is undertaken in a timely manner. As a result, the Trust’s principal executive officer and principal financial officer have concluded that the Trust’s current system of disclosure controls requires further enhancements to ensure that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act.

Letter to Disclosure Committee Regarding Control Deficiencies

        In connection with its audit of the Trust’s financial statements for the fiscal year ended February 29, 2004, PricewaterhouseCoopers LLP (“PwC”), the Trust's independent registered public accounting firm, identified and discussed with the Trust’s management two deficiencies that existed in the design or operation of the Trust’s disclosure controls that PwC considered to be material weaknesses in the effectiveness of the Trust’s disclosure controls. The two deficiencies were i) non-reconciliation of certain accounts and ii) lack of review by management of monthly financial statements and significant transactions.

        In a letter dated September 22, 2004 to the Members of the Evergreen Holdings, Inc. Disclosure Committee, PwC noted that the two identified deficiencies in the Trust’s system of disclosure controls were caused by the following conditions which existed in the Trust’s system of disclosure controls as of February 29, 2004:

o	One individual was responsible for performing the accounting functions for the Trust, and this work was not reviewed on a systematic basis by the appropriate level of management.
o	Some of the Trust’s general ledger account balances were not reconciled with supporting detail. In other instances, the general ledger account balances were supported by workpapers that contained flawed data.
o	The Trust had no committee in place to handle decisions relating to the Trust, including review of quarterly and annual filings.

        In the letter, PwC indicated that it considered the two identified deficiencies to be material weaknesses in the effectiveness of the Trust’s disclosure controls pursuant to standards established by the American Institute of Certified Public Accountants. A “material weakness” is a reported condition in which the design or operation of one or more of the specific disclosure control components has a defect or defects that could have a material adverse effect on the Trust’s ability to record, process, summarize and report financial date in the Trust’s financial statements in a timely manner.

        In the letter to the Disclosure Committee, PwC made three recommendations for improvements to the Trust’s system of disclosure controls. These recommendations included:

o	Additional accounting staff should be cross-trained in the operations of and nature of accounting for the Trust;
o	Implementation of a timely review process by the appropriate level of management of all critical account reconciliations and significant transactions, with such review process to include a reasonableness check of financial statements and investigation of unusual or significant fluctuations in account balances from period to period; and
o	Formation of a committee to handle decisions relating to the Trust, including review of quarterly and annual filings.

Management’s Response and Plan for Improvement

        The Trust’s management initially responded to the PwC’s identification of the two deficiencies in the Trust’s disclosure controls by performing additional accounting, financial analysis, and managerial review procedures in order to ensure that the financial information contained in the Trust’s Annual Report on Form 10-K was reliable. Detailed validation work was performed by internal personnel with respect to all of the Trust’s balance sheet account balances in order to verify the financial information and to substantiate the disclosures contained in the Trust’s Annual Report on Form 10-K. Additional analysis was also performed on income statement amounts and compared to prior year amounts for reasonableness.

        In addition, management has further responded to the recommendations contained in the letter to the Disclosure Committee by developing a plan to implement the following controls and procedural enhancements which are designed to improve the Trust’s system of disclosure controls:

o	Additional accounting staff will be trained in the operations of and nature of accounting for the Trust;
o	On a monthly basis, the appropriate level of management will conduct a review of all critical account reconciliations and significant transactions, and such review process will include a reasonableness check of financial statements and investigation of unusual or significant fluctuations in account balances from period to period; and
o	A committee will be formed to handle decisions relating to the Trust, including review of quarterly and annual filings.

        Management believes that the new disclosure controls and procedures will address the two identified deficiencies in the Trust’s system of disclosure controls. Management will, on an ongoing basis, monitor the implementation of the plan to improve the effectiveness of the Trust’s disclosure controls and procedures, and will take action as appropriate.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	The Financial Statements of the Trust, as reported in Item 8 of the Original Filing.

Page of the
Original Filing

2.	List of Exhibits. A list of exhibits that are filed as part of, or incorporated by reference into this Annual Report on Form 10-K/A (First Amendment) are set forth below.

Exhibit No.	Description of Document

3.1†	Second Amended and Restated Trust Agreement, dated as of September 29, 1995, among Wilmington Trust Company, as owner trustee, 747 Inc., Delford M. Smith, and King, Christian Inc.

3.34†	Amendment to the Second Amended and Restated Trust Agreement, dated as of May 8, 2003, among Wilmington Trust Company, as owner trustee, Delford M. Smith and Evergreen International Aviation, Inc.

3.35†	Second Amendment to the Second Amended and Restated Trust Agreement, dated as of January 14, 2004, among the Wilmington Trust Company, Evergreen International Aviation, Inc. and Delford M. Smith.

4.1†	Indenture, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the initial subsidiary guarantors named therein and Bank One, N.A., as trustee.

4.2†	Registration Rights Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets, Inc.

10.1†	Secured Loan Agreement, dated as of May 7, 1997, among Finova Capital Corporation as Lender, Wilmington Trust Company, in its capacity as Owner Trustee, as Borrower, and 747 Inc., Delford M. Smith and King, Christian Inc. as Owner Participants.

10.2†	Amendment Agreement, dated as of May 9, 2003, among Finova Capital Corporation, Wilmington Trust Company, 747 Inc., Delford M. Smith and King Christian, Inc.

10.3†	Second Amended and Restated Lease Agreement, dated as of September 29, 1995 between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.4†	Third Amendment to Lease Agreement, dated as of May 7, 1997, between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.5†	Guaranty and Subordination Agreement, dated as of May 7, 1997, for the benefit of Wilmington Trust Company by Evergreen International Aviation, Inc.

10.6†	First Priority Chattel Mortgage and Security Agreement, dated May 7, 1997, between Wilmington Trust Company and Finova Capital Corporation.

10.7†	First Amendment to Credit, Guaranty and Security Agreement, dated as of August 14, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.8†	Second Amendment to Credit, Guaranty and Security Agreement, dated as of August 15, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.9†	Third Amendment to Credit, Guaranty and Security Agreement, dated as of October 14, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.10†	Amendment to Loan Agreement, dated as of December 1, 2003, by and between Evergreen International Airlines, and UT Finance Corporation.

10.11†	First Amendment to Security Agreement, dated as of February 25, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiary guarantors party thereto and J.P. Morgan Trust Company, National Association.

10.12†	Fourth Amendment to Credit, Guaranty and Security Agreement, dated as of February 24, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiaries listed on the signature pages thereto, the 1986 Trust, PNC Bank, National Association, as administrative agent, and GE Capital Public Finance, Inc. as documentation agent.

10.13†	Loan and Security Agreement by and among Evergreen International Aviation, Inc. and Each of Its Subsidiaries that are Signatories Hereto, as Borrowers, the Lenders that are Signatories Hereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of May 13, 2004.

10.14†	Letter Agreement by and between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co., dated as of May 12, 2004.

10.15†	Intercreditor Agreement, dated as of May 13, 2004, by and between JP Morgan Trust Company, National Association, as successor to Bank One, National Association, a national banking association, and Wells Fargo Foothill, Inc., a California corporation.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
† Previously filed.

(b)	Reports on Form 8-K.

None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUST CREATED FEBRUARY 25, 1986 (Registrant)

Date: December 17, 2004	/s/ John A. Irwin John A. Irwin Principal Executive Officer

Date: December 17, 2004	/s/ Lawrence J. Bolton Lawrence J. Bolton Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1†	Second Amended and Restated Trust Agreement, dated as of September 29, 1995, among Wilmington Trust Company, as owner trustee, 747 Inc., Delford M. Smith, and King, Christian Inc.

3.34†	Amendment to the Second Amended and Restated Trust Agreement, dated as of May 8, 2003, among Wilmington Trust Company, as owner trustee, Delford M. Smith and Evergreen International Aviation, Inc.

3.35†	Second Amendment to the Second Amended and Restated Trust Agreement, dated as of January 14, 2004, among the Wilmington Trust Company, Evergreen International Aviation, Inc. and Delford M. Smith.

4.1†	Indenture, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the initial subsidiary guarantors named therein and Bank One, N.A., as trustee.

4.2†	Registration Rights Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets, Inc.

10.1†	Secured Loan Agreement, dated as of May 7, 1997, among Finova Capital Corporation as Lender, Wilmington Trust Company, in its capacity as Owner Trustee, as Borrower, and 747 Inc., Delford M. Smith and King, Christian Inc. as Owner Participants.

10.2†	Amendment Agreement, dated as of May 9, 2003, among Finova Capital Corporation, Wilmington Trust Company, 747 Inc., Delford M. Smith and King Christian, Inc.

10.3†	Second Amended and Restated Lease Agreement, dated as of September 29, 1995 between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.4†	Third Amendment to Lease Agreement, dated as of May 7, 1997, between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.5†	Guaranty and Subordination Agreement, dated as of May 7, 1997, for the benefit of Wilmington Trust Company by Evergreen International Aviation, Inc.

10.6†	First Priority Chattel Mortgage and Security Agreement, dated May 7, 1997, between Wilmington Trust Company and Finova Capital Corporation.

10.7†	First Amendment to Credit, Guaranty and Security Agreement, dated as of August 14, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.8†	Second Amendment to Credit, Guaranty and Security Agreement, dated as of August 15, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.9†	Third Amendment to Credit, Guaranty and Security Agreement, dated as of October 14, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.10†	Amendment to Loan Agreement, dated as of December 1, 2003, by and between Evergreen International Airlines, and UT Finance Corporation.

10.11†	First Amendment to Security Agreement, dated as of February 25, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiary guarantors party thereto and J.P. Morgan Trust Company, National Association.

10.12†	Fourth Amendment to Credit, Guaranty and Security Agreement, dated as of February 24, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiaries listed on the signature pages thereto, the 1986 Trust, PNC Bank, National Association, as administrative agent, and GE Capital Public Finance, Inc. as documentation agent.

10.13†	Loan and Security Agreement by and among Evergreen International Aviation, Inc. and Each of Its Subsidiaries that are Signatories Hereto, as Borrowers, the Lenders that are Signatories Hereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of May 13, 2004.

10.14†	Letter Agreement by and between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co., dated as of May 12, 2004.

10.15†	Intercreditor Agreement, dated as of May 13, 2004, by and between JP Morgan Trust Company, National Association, as successor to Bank One, National Association, a national banking association, and Wells Fargo Foothill, Inc., a California corporation.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
† Previously filed.