Form 10-Q/A
period 2004-05-31
TRUST CREATED FEBRUARY 25 1986
filed 2004-12-17
CIK 1265092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(First Amendment)

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

EXPLANATORY NOTE

        The Trust Created February 25, 1986 (the “Trust”) is filing this Quarterly Report on Form 10-Q/A (First Amendment) (this “Amendment”) for the purpose of amending Item 4 of the Trust’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004 (the “Original Filing”). The Original Filing was filed with the United States Securities and Exchange Commission (the "SEC") on July 20, 2004.

        Item 4 of this Amendment has been amended from the Original Filing as follows:

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

        This Amendment restates only Item 4 of the Original Filing. No other items were affected.

TRUST CREATED FEBRUARY 25, 1986

QUARTERLY REPORT
ON FORM 10-Q/A (First Amendment)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

PAGE
PART I.	FINANCIAL INFORMATION
Item 4.	Controls and Procedures	4

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	6

SIGNATURES	7

EXHIBIT INDEX	8

PART I.    FINANCIAL INFORMATION

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Trust’s management, with participation of the Trust’s principal executive officer and principal financial officer, have performed an evaluation of the Trust’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) to ensure that information required to be disclosed by the Trust in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

        Based on that evaluation, the Trust’s principal executive officer and principal financial officer have concluded that, as of May 31, 2004, the Trust’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. At this time, management has determined that the Trust’s disclosure controls and procedures may not be sufficient i) to ensure that data errors, control problems, or acts of fraud are detected and ii) to confirm that appropriate corrective action, including process improvements, is undertaken in a timely manner.

Letter to Disclosure Committee Regarding Control Deficiencies

        In connection with its audit of the Trust’s financial statements for the fiscal year ended February 29, 2004, PricewaterhouseCoopers LLP (“PwC”), the Trust’s independent registered public accounting firm, identified and discussed with the Trust’s management two deficiencies that existed in the design or operation of the Trust’s disclosure controls that PwC considered to be material weaknesses in the effectiveness of the Trust’s disclosure controls. The two deficiencies were i) non-reconciliation of certain accounts and ii) lack of review by management of monthly financial statements and significant transactions.

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

Management’s Response and Plan for Improvement

        Management has responded to the recommendations contained in the letter to the Disclosure Committee by developing a plan to implement the following controls and procedural enhancements which are designed to improve the Trust’s system of disclosure controls:

o	Additional accounting staff will be trained in the operations of and nature of accounting for the Trust;
o	On a monthly basis, the appropriate level of management will conduct a review of all critical account reconciliations and significant transactions, and such review process will include a reasonableness check of financial statements and investigation of unusual or significant fluctuations in account balances from period to period; and
o	A committee will be formed to handle decisions relating to the Trust, including review of quarterly and annual filings.

        As of May 31, 2004, the Trust has made the following progress in the implementation of its plan:

o	On a monthly basis, an independent member of senior management conducts a review of all critical account reconciliations and significant transactions, and such review process includes a reasonableness check of financial statements and investigation of unusual or significant fluctuations in account balances from period to period; and
o	The Trust is in the process of forming a Disclosure Committee. The Disclosure Committee will meet at least once every quarter, and more frequently if required, to review, discuss, and handle decisions relating to the Trust and the Trust’s quarterly and annual filings with the SEC.

        Management believes that the disclosure controls and procedures which have been implemented are addressing the two identified deficiencies in the Trust’s system of disclosure controls. Management will, on an ongoing basis, further monitor the implementation of the plan to improve the effectiveness of the Trust’s disclosure controls and procedures, and will take action as appropriate.

Internal Control Over Financial Reporting

        There have not been any changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	A list of exhibits that are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q/A (First Amendment) are set forth below.

Exhibit No.	Description of Document

3.36†	Third Amendment to the Second Amended and Restated Trust Agreement among Evergreen International Aviation, Inc., Delford M. Smith, and the Wilmington Trust Company, as Owner Trustee, effective as of May 10, 2004.

10.48†	Second Amendment Agreement to the Secured Loan Agreement among FINVOA Capital Corporation, Wilmington Trust Company, as Owner Trustee, Evergreen International Aviation, Inc., and Delford M. Smith, effective as of May 10, 2004.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
† Previously filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUST CREATED FEBRUARY 25, 1986 (Registrant)

Date: December 17, 2004	/s/ John A. Irwin John A. Irwin Principal Executive Officer

Date: December 17, 2004	/s/ Lawrence J. Bolton Lawrence J. Bolton Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

3.36†	Third Amendment to the Second Amended and Restated Trust Agreement among Evergreen International Aviation, Inc., Delford M. Smith, and the Wilmington Trust Company, as Owner Trustee, effective as of May 10, 2004.

10.48†	Second Amendment Agreement to the Secured Loan Agreement among FINVOA Capital Corporation, Wilmington Trust Company, as Owner Trustee, Evergreen International Aviation, Inc., and Delford M. Smith, effective as of May 10, 2004.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
† Previously filed.