Form 10-Q/A
period 2004-08-31
TRUST CREATED FEBRUARY 25 1986
filed 2004-12-17
CIK 1265092

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

EXPLANATORY NOTE

        The Trust Created February 25, 1986 (the “Trust”) is filing this Quarterly Report on Form 10-Q/A (First Amendment) (this “Amendment”) for the purpose of amending Item 4 of the Trust’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 (the “Original Filing”). The Original Filing was filed with the United States Securities and Exchange Commission (the "SEC") on October 21, 2004.

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
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

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

        Based on that evaluation, the Trust’s principal executive officer and principal financial officer have concluded that, as of August 31, 2004, the Trust’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. At this time, management has determined that the Trust’s disclosure controls and procedures may not be sufficient i) to ensure that data errors, control problems, or acts of fraud are detected and ii) to confirm that appropriate corrective action, including process improvements, is undertaken in a timely manner.

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

Management’s Response and Plan for Improvement

        Management has responded to the recommendations contained in the letter to the Disclosure Committee by developing a plan to implement the following controls and procedural enhancements which are designed to improve the Trust’s system of disclosure controls:

o	Additional accounting staff will be trained in the operations of and nature of accounting for the Trust;
o	On a monthly basis, the appropriate level of management will conduct a review of all critical account reconciliations and significant transactions, and such review process will include a reasonableness check of financial statements and investigation of unusual or significant fluctuations in account balances from period to period; and
o	A committee will be formed to handle decisions relating to the Trust, including review of quarterly and annual filings.

        As of August 31, 2004, the Trust has made the following progress in the implementation of its plan:

o	At least one additional accountant has been trained in the operations of and nature of accounting for the Trust;
o	On a monthly basis, an independent member of senior management conducts a review of all critical account reconciliations and significant transactions, and such review process includes a reasonableness check of financial statements and investigation of unusual or significant fluctuations in account balances from period to period; and
o	A Disclosure Committee has been formed. The Disclosure Committee will meet at least once every quarter, and more frequently if required, to review, discuss, and handle decisions relating to the Trust and the Trust’s quarterly and annual filings with the SEC.

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

PART II.     OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	A list of exhibits that are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q/A (First Amendment) are set forth below.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUST CREATED FEBRUARY 25, 1986 (Registrant)

Date: December 17, 2004	/s/ John A. Irwin John A. Irwin Principal Executive Officer

Date: December 17, 2004	/s/ Lawrence J. Bolton Lawrence J. Bolton Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.