Form 10-Q
period 2004-11-30
TRUST CREATED FEBRUARY 25 1986
filed 2005-01-18
CIK 1265092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2004

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes (  )   No (X)

        Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

CLASS	OUTSTANDING AS OF JANUARY 18, 2005
Beneficial interest	Not applicable

TRUST CREATED FEBRUARY 25, 1986

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2004

PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Balance Sheets	3
Income Statements (Unaudited)	4
Statements of Cash Flows (Unaudited)	5
Condensed Notes to the Unaudited Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition	11
and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION
Item 6.	Exhibits	19

SIGNATURES	20

EXHIBIT INDEX	21

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

TRUST CREATED FEBRUARY 25, 1986
BALANCE SHEETS
(in thousands)

	November 30,
	2004	February 29,
	(unaudited)	2004

ASSETS
Aircraft and equipment, net	$11,825	$12,105
Notes receivable from affiliate	-	604
Due from affiliate	640	637

Total assets	$12,465	$13,346

LIABILITIES AND TRUST EQUITY
Current liabilities:
Accrued liabilities	$95	$-
Current portion of long-term debt	4,643	5,059

Total current liabilities	4,738	5,059

Long-term debt	-	2,898
Deferred rental income	5,533	4,799

Total liabilities	10,271	12,756

Trust equity	22,618	18,409
Less: Accounts and notes receivable from affiliates	(20,424)	(17,819)

Total trust equity	2,194	590

Total liabilities and trust equity	$12,465	$13,346

        The accompanying condensed notes to unaudited financial statements are an integral part of these statements.

TRUST CREATED FEBRUARY 25, 1986
INCOME STATEMENTS (UNAUDITED)
(in thousands)

	For the Three Months		For the Nine Months
	Ended November 30,		Ended November 30,

	2004	2003	2004	2003

Operating revenue:
Rental income from affiliate	$1,881	$1,881	$5,642	$5,642

Expense (other income)
Depreciation	94	93	280	280
Interest expense	188	265	554	1,066
Interest income from affiliate	-	(3)	(9)	(62)

Total expense (other income)	282	355	825	1,284

Net income	1,599	1,526	4,817	4,358

Trust equity at beginning of period	21,019	16,695	18,409	15,138
Less: Distributions to beneficiaries	-	(212)	(608)	(1,487)

Trust equity at end of period	$22,618	$18,009	$22,618	$18,009

        The accompanying condensed notes to unaudited financial statements are an integral part of these statements.

TRUST CREATED FEBRUARY 25, 1986
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended November 30,
	2004	2003

Cash flows from operating activities:
Net income	$4,817	$4,358
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	280	280
Changes in operating assets and liabilities:
Accounts receivable from affiliate	(2,605)	(246)
Accrued liabilities	95	85
Due from affiliate	(3)	296
Deferred rental income	734	735

Net cash provided by operating activities	3,318	5,508

Cash flows from investing activities:
Notes receivable from affiliate	604	774

Net cash provided by investing activities	604	744

Cash flows from financing activities:
Distributions to beneficiaries	(608)	(1,487)
Payments on long-term debt	(3,314)	(4,765)

Net cash used in financing activities	(3,922)	(6,252)

Cash and cash equivalents, beginning and end of period	$-	$-

        The accompanying condensed notes to unaudited financial statements are an integral part of these statements.

TRUST CREATED FEBRUARY 25, 1986
CONDENSED NOTES TO
THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — BASIS FOR PRESENTATION

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

        As used in these condensed notes to unaudited financial statements, the term "Trust" refers to that certain Trust created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust is a majority-owned subsidiary of Evergreen International Aviation, Inc. ("Evergreen Aviation"), which is a wholly-owned subsidiary of Evergreen Holdings, Inc. ("Holdings"). The Trust's sole business purpose is to lease airplanes to Evergreen International Airlines, Inc. ("Airlines"), which is a wholly-owned subsidiary of Evergreen Aviation. Because the Trust and Airlines are both subsidiaries of Evergreen Aviation, the aircraft leasing services provided by the Trust to Airlines result in intercompany transactions that also produce intercompany receivables and payables between affiliates.

        In the opinion of management, the interim financial statements included in this report contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Trust for the periods indicated. Such adjustments, other than adjustments that have been separately disclosed, are of a normal, recurring nature.

        Interim results presented in this report are not necessarily indicative of operating results for a full year. The interim financial statements included in this report should be read in conjunction with the Trust's financial statements and the accompanying notes that were included in the Trust's Annual Report on Form 10-K for the fiscal year ended February 29, 2004 filed with the SEC on June 14, 2004.

TRUST CREATED FEBRUARY 25, 1986
CONDENSED NOTES TO
THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2 — AIRCRAFT

        Aircraft owned by the Trust consists of one Boeing 747 aircraft and three DC-9 aircraft. As of November 30, 2004 and February 29, 2004, the net carrying value of the aircraft was as follows:

NET CARRYING VALUE OF AIRCRAFT
(in thousands)

	November 30,	February 29,
	2004	2004

Boeing 747 aircraft	$31,243	$31,243
DC-9 aircraft	17,380	17,380
Less:
Accumulated depreciation	(36,798)	(36,518)

Net carrying value	$11,825	$12,105

        On May 7, 1997, the Trust granted to FINOVA Capital Corporation (“FINOVA”) a first priority security interest in all of the above-listed aircraft. The security interest was granted in connection with the $30.0 million Secured Loan Agreement that was executed by the Trust and FINOVA on May 7, 1997. See Note 3 — Long-Term Debt below.

        The Trust leases all of the above-listed aircraft to Airlines. Because the Trust and Airlines are both subsidiaries of Evergreen Aviation, the aircraft leases are related-party transactions. See Note 4 — Related Party Transactions below.

NOTE 3 — LONG-TERM DEBT

        On May 7, 1997, the Trust and FINOVA entered into a Secured Loan Agreement whereby FINOVA agreed to loan $30.0 million to the Trust. Outstanding principal under the Secured Loan Agreement bears interest at the annual rate of 10.44%. Monthly installments of principal and interest in the amount of approximately $472,000 are payable through April 2005. Upon maturity of the Secured Loan Agreement in April 2005, a final payment of approximately $2.5 million will be due and payable. Performance of the Trust’s obligations under the Secured Loan Agreement are secured by means of a first priority security interest granted by the Trust to FINOVA in all of the aircraft owned by the Trust.

TRUST CREATED FEBRUARY 25, 1986
CONDENSED NOTES TO
THE UNAUDITED FINANCIAL STATEMENTS

        The outstanding principal balances of the Secured Loan Agreement, as of November 30, 2004 and February 29, 2004, were as follows:

SECURED LOAN AGREEMENT
Outstanding Principal Balances (in thousands)

	November 30,	February 29,
(in thousands)	2004	2004

Note payable to FINOVA Capital Corporation	$4,643	$7,957
Less: current portion	(4,643)	(5,059)

Net long-term debt	$-	$2,898

NOTE 4 — RELATED PARTY TRANSACTIONS

        The Trust has extensive transactions and relationships with subsidiaries and affiliates of Holdings and Evergreen Aviation. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions with unaffiliated third parties.

        Rental Income from Affiliate — The Trust, as lessor, and Airlines, as lessee, are parties to an aircraft lease whereby the Trust leases its owned aircraft to Airlines. During the three months and nine months ended November 30, 2004 and November 30, 2003, the Trust recognized lease revenue from the aircraft lease in the amounts of $1.9 million and $5.6 million, respectively.

        Deferred Rental Income — Pursuant to the terms of the lease agreement, the amount of the monthly rental payments varies over the term of the lease. However, the Trust amortizes the effects of the varying rental payments over the term of the lease in order to recognize rental income on a straight-line basis. As a result, deferred rental income is generated in an amount equal to the difference between the monthly payment, as set forth in the lease agreement, and the straight-line recognition of lease income. As of November 30, 2004 and February 29, 2004, the balance of deferred rental income was $5.5 million and $4.8 million, respectively.

        Accounts Receivable from Affiliate — In lieu of making monthly rental payments to the Trust, Airlines pays directly to FINOVA the monthly payments that become due under the Secured Loan Agreement. Because the monthly debt payment made by Airlines to FINOVA is less than the monthly rental amount under the lease agreement, the difference is recognized by the Trust as a receivable from Airlines. As of November 30, 2004 and February 29, 2004, the amounts of the Trust’s receivable from Airlines were $20.4 million and $17.8 million, respectively. Due to the uncertainty of the future collection of the Trust’s outstanding receivable from Airlines, the receivable is classified as a reduction to the Trust’s equity on the financial statements.

TRUST CREATED FEBRUARY 25, 1986
CONDENSED NOTES TO
THE UNAUDITED FINANCIAL STATEMENTS

        Indebtedness of Mr. Smith — The Trust previously held a note receivable from one of its beneficiaries, Mr. Smith. The note bore interest at an annual rate of 4% and was reduced annually by Mr. Smith’s beneficial share of the Trust’s net income. Payments of principal on the note were classified as reductions to the Trust’s equity on the financial statements.

        At February 29, 2004, the outstanding balance on the note receivable from Mr. Smith was approximately $604,000. During the six months ended August 31, 2004, distributions of Mr. Smith’s beneficial share of Trust net income were applied to repay in full the outstanding balance.

NOTE 5 — TRUST AS CO-GUARANTOR OF EVERGREEN AVIATION DEBT OBLIGATIONS

        Indenture Notes — On May 16, 2003, Evergreen Aviation issued $215.0 million of 12% Senior Second Secured Notes (the “Indenture Notes”). The Indenture Notes were issued pursuant to an Indenture, dated as of May 16, 2003, by and among i) Evergreen Aviation, as issuer, ii) Holdings and substantially all of the subsidiaries of Evergreen Aviation, including the Trust, as guarantors, and iii) Bank One, National Association, as trustee.

        The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15 and November 15 of each year. The next payment of accrued interest in the amount of $12.9 million will be due and payable on May 15, 2005.

        The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust. The Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Evergreen Aviation’s subsidiaries, and the Trust.

        The Indenture Notes impose certain restrictions on Evergreen Aviation and its restricted subsidiaries, including the Trust. Such restrictions include, but are not limited to, restrictions on the ability to:

•	incur additional debt;
•	pay dividends;
•	acquire shares of capital stock;
•	make payments on subordinated debt or make investments;
•	make distributions from restricted subsidiaries;
•	issue or sell capital stock of restricted subsidiaries;
•	issue guarantees;
•	sell or exchange assets;
•	enter into transactions with shareholders and affiliates;
•	make capital expenditures;
•	create liens; and
•	effect mergers and other changes of control.

TRUST CREATED FEBRUARY 25, 1986
CONDENSED NOTES TO
THE UNAUDITED FINANCIAL STATEMENTS

        Secured Credit Facility — On May 13, 2004, Evergreen Aviation and certain of its subsidiaries, including the Trust, entered into a three-year senior secured credit facility financing agreement (the “Secured Credit Facility”) with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, “the Wells Fargo Lenders”). The Secured Credit Facility consists of two loans — a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is secured by substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust.

        As of November 30, 2004, the outstanding balance of the Secured Credit Facility was $77.9 million. As of November 30, 2004, Evergreen Aviation’s availability to obtain additional advances under the Secured Credit Facility was $9.8 million.

        Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In particular, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to maintain: i) an undrawn availability of not less than $5.0 million on the revolving loan, ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility.

        Risk of Default on Debt Obligations — Substantially all of the assets of Evergreen Aviation and its subsidiaries, including the Trust, are pledged as collateral under Evergreen Aviation’s various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby certain events of default under one or more of the debt obligations of Evergreen Aviation or its subsidiaries, including the Trust, will result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that such defaults are not cured or waived, the Trust is at risk that the Trust’s guarantor obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated.

        Going Concern Qualification for Holdings and Evergreen Aviation — In their audit report on the financial statements for Holdings for the fiscal year ended February 29, 2004, the former independent registered public accounting firm for Holdings and Evergreen Aviation included an explanatory paragraph which noted that Holdings and Evergreen Aviation have historically had violations of certain debt covenants. Because of the various cross-default provisions that are contained in Evergreen Aviation’s long-term debt obligations, a failure by Evergreen Aviation or one of its subsidiaries, including the Trust, to comply with the covenants of Evergreen Aviation’s long-term debt obligations could result in an acceleration of all of Evergreen Aviation’s outstanding debt obligations. Due to the historical difficulty experienced by Holdings and Evergreen Aviation in meeting debt covenants, there is substantial doubt as to the ability of Holdings and Evergreen Aviation to continue as going concerns.

        Dependence on Sole Source of Income — The Trust’s sole source of income is from Airlines, a wholly-owned subsidiary of Evergreen Aviation. Any event which would result in the discontinuance of the business operations of Evergreen Aviation and its subsidiaries would have a materially negative impact upon the Trust.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note that certain statements in this Quarterly Report on Form 10-Q and elsewhere are forward-looking and provide other than historical information. The words “believe,” “estimate,” anticipate,” “project,” “intend,” “expect,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Because such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may not be realized, the statements contained in this Quarterly Report on Form 10-Q or elsewhere should not be relied upon as predictions of future events.

        The Trust's Annual Report on Form 10-K for the fiscal year ended February 29, 2004 (the "2004 Annual Report on Form 10-K") filed with the Securities and Exchange Commission ("SEC") on June 14, 2004 identifies important risks that could cause actual results to differ materially from assertions made by us in forward-looking statements. Such risks include, but are not limited to:

•	our reliance on one customer, an affiliate, Evergreen International Airlines, Inc.;
•	our future compliance with the terms of our debt agreements;
•	general conditions in the aviation industry;
•	the effect of government laws and regulations;
•	the risks related to our operations in dangerous locations; and
•	weaknesses in our internal controls.

        These are only some of the risks that may affect the forward-looking statements contained in this Quarterly Report on Form 10-Q. For further information regarding risks and uncertainties associated with our business, please see the Trust’s other reports and filings with the Securities and Exchange Commission (“SEC”), including, but not limited to the Trust’s 2004 Annual Report on Form 10-K.

        Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information, future events or otherwise, except as required by law.

        The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through Evergreen Aviation’s website at www.evergreenaviation.com as soon as reasonably practicable after the Trust files such reports with, or furnishes them to, the SEC.

OVERVIEW

        The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust is a majority-owned subsidiary of Evergreen International Aviation, Inc. (“Evergreen Aviation”), which is a wholly-owned subsidiary of Evergreen Holdings, Inc. (“Holdings”).

        The Trust does not have directors. Instead, the Trust is operated and managed pursuant to the terms of the Second Amended and Restated Trust Agreement, as amended. Mr. Smith holds a one-third beneficial ownership interest in that portion of the Trust that owns a Boeing 747 aircraft. Evergreen Aviation holds the remaining two-thirds beneficial interest in that portion of the Trust that owns the Boeing 747 and all of the beneficial interest in that portion of the Trust that owns the three DC-9 aircraft. The Trust’s sole business purpose is to lease airplanes to Evergreen International Airlines, Inc. (“Airlines”), which is a wholly-owned subsidiary of Evergreen Aviation.

RESULTS OF OPERATIONS:

Results of Operations for the Three Months Ended November 30, 2004 and November 30, 2003

        The following table sets forth the results of operations with respect to the Trust's operations for the three months ended November 30, 2004 and November 30, 2003:

RESULTS OF OPERATIONS
Unaudited
(in thousands)

	For the Three Months		2004 v. 2003
	ended November 30,		Increase (decrease)

	2004	2003	Amount	%

Operating revenue:
Rental income from affiliate	$1,881	$1,881	$-	0.0%

Expense (other income)
Depreciation	94	93	1	1.1
Interest expense	188	265	(77)	(29.1)
Interest income from affiliate	-	(3)	3	100.0

Total expense (other income)	282	355	(73)	(20.6)

Net income	$1,599	$1,526	$73	4.8%

        Rental Income from Affiliate — Rental income from affiliate is derived solely from rental income related to the lease of the Trust’s aircraft to Airlines. Rental income earned from affiliate was $1.9 million during the three months ended November 30, 2004, which was the same amount of revenue earned from affiliate during the three months ended November 30, 2003. Rental income is earned by the Trust in accordance with the terms of the aircraft lease.

        Depreciation — Depreciation consists of depreciation on the Trust’s aircraft. Depreciation expense was approximately $94,000 for the three months ended November 30, 2004, as compared to approximately $93,000 for the three months ended November 30, 2003.

        Interest Expense — Interest expense is comprised primarily of interest incurred on the outstanding loan payable to FINOVA Capital Corporation (“FINOVA”). Interest expense for the three months ended November 30, 2004 was approximately $188,000, as compared to approximately $265,000 for the three months ended November 30, 2003. The reduction in interest expense is primarily due to a $4.9 million reduction in the outstanding principal balance of the note payable over the past twelve months, of which $1.5 million was attributable to insurance proceeds received in connection with a runway landing incident that occurred in fiscal year 2003.

        Interest Income from Affiliate— Interest income from affiliate for the three months ended November 30, 2004 was $0, as compared to approximately $3,000 for the three months ended November 30, 2003. The decrease in interest income is attributable to a $0.6 million reduction in the outstanding principal balance of the note receivable from Mr. Smith. As of August 31, 2004, the note receivable from Mr. Smith was paid in full. For further information on the note receivable from Mr. Smith, see "Note 4 - Related Party Transactions - Indebtedness of Mr. Smith" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Nine Months Ended November 30, 2004 and November 30, 2003

        The following table sets forth the results of operations with respect to the Trust's operations for the nine months ended November 30, 2004 and November 30, 2003:

RESULTS OF OPERATIONS
Unaudited
(in thousands)

	For the Nine Months		2004 v. 2003
	ended November 30,		Increase (decrease)

	2004	2003	Amount	%

Operating revenue:
Rental income from affiliate	$5,642	$5,642	$-	-%

Expense (other income)
Depreciation	280	280	-	-
Interest expense	554	1,066	(512)	(48.0)
Interest income from affiliate	(9)	(62)	53	85.5

Total expense (other income)	825	1,284	(459)	(35.7)

Net income	$4,817	$4,358	$459	10.5%

        Rental Income from Affiliate — Rental income from affiliate is derived solely from rental income related to the lease of the Trust’s aircraft to Airlines. Rental income earned from affiliate was $5.6 million during the nine months ended November 30, 2004, which was the same amount of revenue earned from affiliate during the nine months ended November 30, 2003. Rental income is earned by the Trust in accordance with the terms of the aircraft lease.

        Depreciation — Depreciation consists of depreciation on the Trust’s aircraft. Depreciation expense was approximately $280,000 for the nine months ended November 30, 2004, which was the same amount of depreciation expense recorded during the nine months ended November 30, 2003.

        Interest Expense — Interest expense is comprised primarily of interest incurred on the outstanding note payable to FINOVA. Interest expense for the nine months ended November 30, 2004 was approximately $554,000, as compared to approximately $1.1 million for the nine months ended November 30, 2003. The reduction in interest expense is primarily due to a $4.9 million reduction in the outstanding principal balance of the note payable, of which $1.5 million was attributable to insurance proceeds received in connection with a runway landing incident in fiscal year 2003.

        Interest Income from Affiliate— Interest income from affiliate is comprised primarily of interest earned on the outstanding note receivable from Mr. Smith. Interest income for the nine months ended November 30, 2004 was approximately $9,000, as compared to approximately $62,000 for the nine months ended November 30, 2003. The decrease in interest income is due to a $0.6 million reduction in the outstanding principal balance of the note receivable from Mr. Smith. As of August 31, 2004, the note receivable from Mr. Smith was paid in full.

LIQUIDITY AND CAPITAL RESOURCES

        Cash from Operating Activities — The Trust owns one Boeing 747 aircraft and three DC-9 aircraft. The Trust financed its purchase of the Boeing 747 by means of a $30.0 million Secured Loan Agreement with FINOVA. The Trust’s obligation to repay the Secured Loan Agreement is secured by a first priority security interest in all of the Trust’s owned aircraft. Installments of principal and interest in the amount of approximately $472,000 per installment are payable to FINOVA each month.

        The Trust generates revenue by leasing its owned aircraft to Airlines. However, under the terms of the aircraft lease, Airlines does not make payments of cash to the Trust. Instead, Airlines satisfies its lease obligations to the Trust by paying directly to FINOVA the monthly installments of principal and interest that are due under the Secured Loan Agreement. Thus, although the Trust generates cash equivalents because Airlines pays the Trust’s monthly debt obligation, the Trust does not generate cash from its leasing operations. During the nine months ended November 30, 2004, the Trust generated cash equivalents of $3.3 million from its operating activities.

        The monthly lease rental that is due from Airlines to the Trust is slightly lower than the monthly installment of principal and interest that is paid by Airlines to FINOVA. This difference between the monthly rent that is due under the aircraft lease and the amount of the debt payment actually paid by Airlines to FINOVA is recognized by the Trust as a receivable from affiliate. Due to the uncertainty of the future collection of the receivable, the receivable from affiliate is classified as a reduction to the Trust’s equity on the financial statements.

        Cash from Investing Activities — During the nine months ended November 30, 2004, the Trust generated cash equivalents of $0.6 million from investing activities. Until August 2004, the Trust had a note receivable from Mr. Smith. The note bore interest at an annual rate of 4% and was reduced annually by distributions of Mr. Smith’s beneficial share of the Trust’s net income.

        Payments of principal on the note were classified as additions to the Trust’s equity on the financial statements. At February 29, 2004, the outstanding balance on the note receivable from Mr. Smith was approximately $0.6 million. During the six months ended August 31, 2004, distributions of Mr. Smith’s beneficial share of Trust net income were applied to repay in full the outstanding balance of $0.6 million.

        Cash used in Financing Activities — During the nine months ended November 30, 2004, the Trust used cash and cash equivalents of $3.9 million in payment of its debt obligations under the Secured Loan Agreement. All of the Trust’s debt obligations, in the principal amount of $4.6 million as of November 30, 2004, will mature on or before April 29, 2005. The Trust anticipates that future rental income from the aircraft lease with Airlines will be sufficient to satisfy these debt obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in the market risk of the Trust during the nine months ended November 30, 2004.

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

        Based on that evaluation, the Trust’s principal executive officer and principal financial officer have concluded that, as of November 30, 2004, the Trust’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. At this time, management has determined that the Trust’s disclosure controls and procedures may not be sufficient i) to ensure that data errors, control problems, or acts of fraud are detected and ii) to confirm that appropriate corrective action, including process improvements, is undertaken in a timely manner.

Letter to Disclosure Committee Regarding Control Deficiencies

        In connection with its audit of the Trust’s financial statements for the fiscal year ended February 29, 2004, PricewaterhouseCoopers LLP (“PwC”), the Trust's former independent registered public accounting firm, identified and discussed with the Trust’s management two deficiencies that existed in the design or operation of the Trust’s disclosure controls that PwC considered to be material weaknesses in the effectiveness of the Trust’s disclosure controls. The two deficiencies were i) non-reconciliation of certain accounts and ii) lack of review by management of monthly financial statements and significant transactions.

        In a letter dated September 22, 2004 to the Members of the Evergreen Holdings, Inc. Disclosure Committee, PwC noted that the two identified deficiencies in the Trust’s system of disclosure controls were caused by the following conditions which existed in the Trust’s system of disclosure controls as of February 29, 2004:

o	One individual was responsible for performing the accounting functions for the Trust, and this work was not reviewed on a systematic basis by the appropriate level of management.

o	Some of the Trust’s general ledger account balances were not reconciled with supporting detail. In other instances, the general ledger account balances were supported by workpapers that contained flawed data.

o	The Trust had no committee in place to handle decisions relating to the Trust's disclosure controls, including review of quarterly and annual filings.

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

        In the letter to the Disclosure Committee, PwC made three recommendations for improvements to the Trust’s system of disclosure controls. These recommendations included:

o	Additional accounting staff should be cross-trained in the operations of and nature of accounting for the Trust;

o	Implementation of a timely review process by the appropriate level of management of all critical account reconciliations and significant transactions, with such review process to include a reasonableness check of financial statements and investigation of unusual or significant fluctuations in account balances from period to period; and

o	Formation of a committee to handle decisions relating to the Trust's disclosure controls, including review of quarterly and annual filings.

Management’s Response and Plan for Improvement

        Management responded to the recommendations contained in the letter to the Disclosure Committee by developing a plan to implement the following controls and procedural enhancements which are designed to improve the Trust’s system of disclosure controls:

o	Additional accounting staff will be trained in the operations of and nature of accounting for the Trust;

o	On a monthly basis, the appropriate level of management will conduct a review of all critical account reconciliations and significant transactions, and such review process will include, but not be limited to, a reasonableness check of financial statements and investigation of unusual or significant fluctuations in account balances from period to period; and

o	A committee will be formed to handle decisions relating to the Trust's disclosure controls, including review of quarterly and annual filings.

        As of November 30, 2004, the Trust has made the following progress in the implementation of its plan:

o	At least one additional accountant has been trained in the operations of and nature of accounting for the Trust;

o	The Trust is implementing procedures whereby, on a monthly basis, an independent member of senior management will conduct a review of all critical account reconciliations and significant transactions, with such review process to include, but not be limited to, a reasonableness check of financial statements and investigation of unusual or significant fluctuations in account balances from period to period; and

o	A Disclosure Committee has been formed. The Disclosure Committee will meet at least once every quarter, and more frequently if required, to review, discuss, and handle decisions relating to the Trust's disclosure controls and the Trust’s filings with the SEC.

        In addition, the Trust has engaged a registered public accounting firm, which is not affiliated with the Trust's independent registered public accounting firm, to perform the internal audit function (the "Internal Auditor"). The Internal Auditor has conducted, and will continue to conduct, internal audit procedures and tests of internal controls to ensure that the Trust's controls and procedures for transactional recording, transactional review, segregation of duties, and review of significant transactions at the appropriate level of management are effective and being followed.

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

PART II.     OTHER INFORMATION

ITEM 6.	EXHIBITS.

(a)	A list of exhibits that are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUST CREATED FEBRUARY 25, 1986 (Registrant)

Date: January 18, 2005	/s/ John A. Irwin John A. Irwin Principal Executive Officer

Date: January 18, 2005	/s/ Lawrence J. Bolton Lawrence J. Bolton Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.