Form 10-K
period 2005-02-28
TRUST CREATED FEBRUARY 25 1986
filed 2005-06-14
CIK 1265092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2005

Commission File Number: 333-109667-01

TRUST CREATED FEBRUARY 25, 1986
(Exact name of registrant as specified in its charter)

Oregon	51-6162910
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3850 Three Mile Lane, McMinnville, Oregon	97128-9496
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (503) 472-9361

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  (X)    No  (    )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes  (    )   No  (X)

As of August 31, 2004, all beneficial interests of the registrant were held by affiliates of the registrant.

As of June 14, 2005, there were two beneficial interests of the registrant outstanding.

PAGE
PART I.

PART II.

PART III.

PART IV.
Item 15.	Exhibits, Financial Statement Schedules	33

SIGNATURES	35

EXHIBIT INDEX	36

i

PART I

Forward-Looking Statements

              This Annual Report on Form 10-K contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Statements and assumptions with respect to future revenues, income and cash flows, program performance, the outcome of litigation, and planned dispositions of assets are examples of forward-looking statements. Wherever possible, we have identified these “forward-looking” statements by words such as “anticipates”, “believes”, “could”, “may”, “intends”, “estimates”, “expects”, “projects”, and similar phrases.

        Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Such risks and uncertainties include, but at not limited to, those set forth in "Risk Factors Relating to the Trust" in Item 1 below. We assume no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information future events or otherwise, except as required by law.

ITEM 1.	BUSINESS

General Description

        The Trust Created February 25, 1986 ("Trust", "we", "us", or "our") is a subsidiary of Evergreen International Aviation, Inc. ("Evergreen Aviation"), which is a wholly-owned subsidiary of Evergreen Holdings, Inc. ("Holdings"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft and three McDonnell Douglas DC-9 ("DC-9") aircraft.

        We provide aircraft leasing services to our sole customer, Evergreen International Airlines, Inc. ("Evergreen Airlines"), a wholly-owned subsidiary of Evergreen Aviation. During the last three fiscal years, rental revenue from Evergreen Airlines accounted for 100% of our operating revenue. Because all of our aircraft are under lease to Evergreen Airlines, we do not have excess capacity.

Trust Beneficiaries

        The Trust has two beneficiaries.

         Mr. Delford M. Smith, the controlling shareholder of Holdings, holds a one-third beneficial ownership interest in that portion of the Trust that owns the Boeing 747 aircraft. Evergreen Aviation, our direct parent company, holds the remaining two-thirds beneficial ownership interest in the portion of the Trust that owns the Boeing 747 aircraft and the entire beneficial ownership interest in that portion of the Trust that owns the three DC-9 aircraft.

Regulation

         Both the Federal Aviation Administration ("FAA") and the U.S. Department of Transportation ("DOT") exercise regulatory authority over us.

         Aircraft Certification and Maintenance – The FAA has primary regulatory authority over matters relating to aircraft certification and maintenance. FAA regulations are designed to ensure the continuous maintenance and safe operation of all aircraft. Pursuant to these regulations, Evergreen Airlines and we have established an FAA-approved maintenance program that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.

         Environmental – Under the Airport Noise and Capacity Act of 1990, both the FAA and the DOT have authority to monitor and regulate aircraft engine noise. Our aircraft fleet is in current compliance with the FAA regulations for "Stage III" standards of aircraft engine noise. Our aircraft are also subject to, and are in compliance with, the regulations governing engine emissions.

Risk Factors Relating to the Trust

We are reliant upon one customer for 100% of our revenue.

        All of our aircraft are leased to Evergreen Airlines, a wholly-owned subsidiary of our direct parent company. As a result, we derive all of our revenue from a single aircraft lease with an affiliated entity. In the event that Evergreen Airlines either ceases to do business, or its requirements for aircraft change, Evergreen Airlines may terminate our aircraft lease. A termination of our aircraft lease with Evergreen Airlines would leave us without a source of revenue.

        Because Evergreen Airlines is our only customer, our ability to generate revenue is dependent upon Evergreen Airlines' continued demand to lease our aircraft. Such demand for leased aircraft is affected by various trends and fluctuations in the markets served by Evergreen Airlines. Changes in government regulations and policies, shifts in global economic and political environments, and the emergence of new competition are all factors that influence decisions by Evergreen Airlines to increase or decrease the number of aircraft that it leases. A decision by Evergreen Airlines to terminate our aircraft lease would have a materially adverse effect upon us.

The financing agreements of Evergreen Aviation, include financial covenants that impose substantial restrictions on the financial and business operations of Evergreen Aviation and its restricted subsidiaries, including us.

        The terms of the Indenture Notes and our Secured Credit Facility (see "Note 5 - Trust as Co-Guarantor of Evergreen Aviation Debt Obligations" in Item 8 below) restrict the ability of Evergreen Aviation and its restricted subsidiaries, including us, to, among other things:

•	incur additional debt;
•	pay dividends or make other payments on investments;
•	consummate asset sales or similar transactions;
•	create liens;
•	merge or consolidate with any other person; or
•	sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of our assets.

        The terms of the Secured Credit Facility also contain covenants that require Evergreen viation and its restricted subsidiaries, including us, to meet certain financial tests in order to continue to borrow under the Secured Credit Facility and to avoid a default that might lead to an early termination of the Secured Credit Facility.

        If Evergreen Aviation or any of its restricted subsidiaries, including us, were not able to comply with these covenants, the outstanding obligations under these credit facilities could be accelerated and become immediately due and payable. In such event, the lenders under these credit factilities could seek payment from us as a co-guarantor under such credit facilities.

Our fixed-wing aircraft fleet consists primarily of older aircraft which require more maintenance and repair than newer aircraft, exposing us to the potential risks of higher maintenance costs.

        Our fleet of fixed-wing aircraft consists of one Boeing 747 aircraft and three DC-9 aircraft, all manufactured between 1967 and 1975. As of February 28, 2005, the average age of our fixed-wing aircraft was approximately 38 years. The age of our aircraft increases the likelihood that in the future we will need significant capital resources to repair or replace our aircraft.

        The incurrence of substantial maintenance expenses for our aircraft, or the incurrence of significant capital expenditures to replace an aircraft, could have a materially adverse effect on our results of operations and financial condition.

Available Information

        General information about us, our dirct parent company, and the other subsidiaries of our direct parent company can be found at www.evergreenaviation.com/invr.html. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our direct parent company's website at www.evergreenaviation.com/invr.html, as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission ("SEC"). Information on our direct parent company's website is not incorporated into, or a part of, this Form 10-K or our other securities filings.

ITEM 2.	PROPERTIES

        The following table shows our aircraft fleet at February 28, 2005.

Aircraft Type		Owned

Boeing 747 200	Cargo transport	1	(1)
McDonnell Douglas DC-9-30	Cargo transport	3	(2)

Total		4

(1)	Mr. Delford M. Smith holds a one-third beneficial interest in the portion of the Trust that owns the Boeing 747 aircraft. Evergreen International Aviation, Inc. holds the remaining two-thirds beneficial interest in the portion of the Trust that owns the Boeing 747 aircraft.

(2)	Evergreen International Aviation, Inc. holds the entire beneficial interest in that portion of the Trust that owns the three DC-9 aircraft.

        The aircraft are encumbered by a first priority security interest granted by the Trust to FINOVA Capital Corporation ("FINOVA") in connection with a $30.0 million Secured Loan Agreement that was executed by the Trust and FINOVA in May 1997. See "Note 3 - Long-Term Debt Obligations" in Item 8 below. As of February 28, 2005, the outstanding principal balance of the secured loan was $3.4 million.

ITEM 3.	LEGAL PROCEEDINGS

        We are not currently involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of the date of this Annual Report, the Trust did not have any outstanding shares of common stock. Two beneficiaries, who are affiliates of the Trust, hold all beneficial interests of the Trust.

        There are not outstanding options, warrants or rights for beneficial interests in the Trust. The Trust does not have an equity compensation plan. The Trust does not pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

        The selected financial data presented below has been derived from our financial statements. For comparability of results, this information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report, and our financial statements and related notes included in Item 8 of this Annual Report.

Selected Results of Operations
(in thousands of dollars)

			Fiscal Year

	2005	2004	2003	2002	2001

Operating revenues:
Rental income from affiliate	$7,523	$7,496	$7,522	$7,533	$7,523

Operating expenses:
Depreciation	374	373	330	611	602
Impairment charge on aircraft (1)	-	-	-	9,018	-
Interest expense	630	1,175	1,706	2,102	2,458
Interest income	(9)	(65)	(465)	(507)	(608)

Net income	$6,528	$6,013	$5,951	$(3,691)	$5,071

Selected Balance Sheet Data
(in thousands of dollars)

	At the End of Fiscal Year

	2005	2004	2003	2002	2001

Cash and cash equivalents	$-	$-	$-	$-	$-
Working capital deficit (2)	(3,399)	(5,059)	(4,826)	(3,954)	(3,558)
Total assets	12,371	13,346	15,875	16,916	26,607
Long-term debt	-	2,898	9,586	13,942	17,896
Total debt (3)	3,370	7,957	14,288	17,896	21,454
Total trust equity (deficit)	3,794	590	(2,440)	(3,903)	3,209

(1)        We evaluate the recoverability of our long-lived assets (including our aircraft) for impairment if events or changes in facts and circumstances indicate that the net carrying value of such assets may not be recoverable. We recognize an impairment charge when the future undiscounted net cash flows expected to be derived from the assets is less than their net carrying value. In fiscal 2002, we recognized an impairment charge of $9.0 million on our DC-9 fleet as a result of under-utilization of the fleet.

(2)      Working capital deficit represents total current assets less total current liabilities.

(3)      Total debt is total current portion of long-term debt plus non-current portion of long-term debt.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Our only source of revenue comes from the rental of aircraft to one customer. We own one Boeing 747 aircraft and three DC-9 aircraft that we lease to Evergreen Airlines, a wholly-owned subsidiary of our direct parent company, Evergreen Aviation. Because we share the same direct parent company, the aircraft leasing activity between the Trust and Evergreen Airlines generates not only intercompany transactions, but also receivables from affiliate and payables to affiliate.

        In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines pays to FINOVA Capital Corporation ("FINOVA") the monthly installments due under the FINOVA Note (as defined in "Capital Resources and Liquidity - FINOVA Note" below). However, because the amounts of the monthly debt installments paid by Evergreen Airlines are less than the amounts of the monthly rent that Evergreen Airlines would have otherwise paid under the lease, we have recorded the accumulated differences as a receivable from affiliate. See "Revenue Recognition" below.

        All intercompany transaction, affiliate receivables, and affiliate payables between us and Evergreen Airlines are eliminated in consolidation at the parent company level.

Our Customer

        Evergreen Airlines, our sole customer, is a leading provider of worldwide air freight transportation. Evergreen Airlines provides air freight services to a broad base of customers, including the U.S. Air Force Air Mobility Command, freight forwarders, domestic and foreign airlines, industrial manufacturers, and other government agencies. Evergreen Airlines' diverse customer base and its ability to deploy aircraft to match market conditions gives it the agility to respond to changes in the demand for air freight services.

Trends and Uncertainties

        Because Evergreen Airlines is our only customer, our ability to generate revenue is dependent upon Evergreen Airlines' continued demand to lease our aircraft. Such demand for leased aircraft is affected by various trends and fluctuations in the markets served by Evergreen Airlines. Changes in government regulations and policies, shifts in global economic and political environments, and the emergence of new competition are all factors that influence decisions by Evergreen Airlines to increase or decrease the number of aircraft that it leases. A decision by Evergreen Airlines to terminate our aircraft lease would have a materially adverse effect upon us.

Critical Accounting Policies

        The discussion and analysis of our results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially results in materially different results under different assumptions or conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see "Note 1 - Summary of Significant Accounting Policies" in Item 8 of this Annual Report.

        Revenue Recognition – We recognize rental revenue on a straight-line basis, in conformity with Statement of Financial Accounting Standards No. 13, Accounting for Leases. However, the monthly rent obligation of the lessee incrementally increases throughout the term of the lease. Therefore, in order to recognize the increasing rent payments on a straight-line basis over the term of the lease, each month we recognize rental revenue in an amount equal to the total amount of rent payable under the lease divided by the total number of months in the lease term.

        The differences between the monthly rent obligations under the aircraft lease and the corresponding recognized rental revenue have generated deferred rental income. Since the inception of the lease, the monthly rent obligations have been less than the corresponding amounts of recognized rental revenue, causing deferred rental income to increase. At thepoint in time when the lessee's monthly rental obligations become greater than the corresponding amounts of recognized rental revenue, we will begin amortizing the deferred rental income balance ratably over the remaining term of the lease.

         Depreciation of Aircraft – We record aircraft at cost and record depreciation using the straight-line method. We depreciate each aircraft over its estimated remaining economic life to its estimated residual value. We estimate the remaining economic life of an aircraft as of the point in time when we purchase it, and we base our estimates of residual values on sales of similar aircraft and spare parts.

         Impairment of Long-Lived Assets – We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate recoverability when events and circumstances indicate that the net carrying value of our long-lived assets may not be recoverable. We recognize an impairment loss when the sum of the undiscounted cash flows estimated to be generated by our long-lived assets is less than the assets' net carrying value. Our cash flow estimates are based on historical results, as adjusted to reflect our best estimates of future market and operating conditions. The net carrying value of our long-lived assets determined to be not recoverable is reduced to fair value.

        Income Taxes – We are organized as, and file income tax returns as, a grantor trust. Therefore, under the grantor trust provisions of the Internal Revenue Code and applicable state law, we are not liable for payment of federal or state income taxes. Rather, our taxable income is attributed directly to the beneficiaries of the Trust.

Recent Accounting Pronouncements

        None of the accounting pronouncements enacted during our fiscal year 2005 had, or is expected to have, a material effect on our financial position or results of operations. For a further discussion of recent accounting pronouncements, see "Note 1 - Significant Accounting Policies" in Item 8 of this Annual Report.

RESULTS OF OPERATIONS

        The following information is derived from our audited financial statements for fiscal years 2005, 2004, and 2003, which are included in Item 8 of this Annual Report.

Results of Operations (in thousands of dollars)
	Fiscal Year

	2005	2004	2003

Operating revenue:
Rental income from affiliate	$7,523	$7,496	$7,522

Expense (other income)
Depreciation	374	373	330
Interest expense	630	1,175	1,706
Interest income	(9)	(65)	(465)

Net income	6,528	6,013	5,951

Trust equity at beginning of period	18,409	15,138	11,208
Less: Distributions to beneficiaries	(610)	(2,742)	(2,021)

Trust equity at end of period	$24,327	$18,409	$15,138

        Rental income from affiliate – We derive 100% of our operating revenue from the aircraft lease with our affiliate, Evergreen Airlines. During fiscal years 2005, 2004, and 2003, our rental income from affiliate was $7.5 million per year.

        Depreciation – During fiscal years 2005, 2004, and 2003, depreciation expense on our aircraft was $0.4 million per year.

        Interest expense – Interest expense for fiscal year 2005 was $0.6 million, which was $0.5 million lower than in fiscal year 2004. Interest expense for fiscal year 2004 was $1.2 million, which was $0.5 million lower than in fiscal year 2003. The decreases in interest expense for fiscal years 2005 and 2004 were mainly due to reductions in our note payable to FINOVA. See "Note 3 - Long-Term Debt Obligations" in Item 8 below.

        Interest income – Interest income for fiscal year 2005 was $9,000, a $56,000 decrease from fiscal year 2004 due to reductions in notes receivable from affiliates. Interest income for fiscal year 2004 was $65,000, a $400,000 decrease from fiscal year 2003. The decrease in interest income for fiscal year 2004 was primarily due to reductions in outstanding balances of notes receivable from affiliates. See "Note 4 - Related Party Transactions" in Item 8 below.

        Net income – Net income for fiscal year 2005 was $6.5 million, an increase of $0.5 million, or 8.6%, as compared to fiscal year 2004. For fiscal years 2004 and 2003, net income was $6.0 million per year.

CAPITAL RESOURCES AND LIQUIDITY

FINOVA Note

        In May 1997, we entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation (the "FINOVA Note"). The FINOVA Note bears interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note was scheduled to mature with a final payment of approximately $2.5 million due and payable upon maturity.

         On June 9, 2005, we executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extends the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 are scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. All outstanding principal and accrued, but unpaid interest, will be due upon maturity.

        The FINOVA Note is secured by means of a first priority security interest granted to FINOVA in the one Boeing 747 aircraft and three DC-9 aircraft owned by the Trust.

        Repayment of the FINOVA Note has been through monthly installments of principal and interest that have incrementally increased throughout the term of the note. The monthly installments have been paid by Evergreen Airlines, in satisfaction of its obligation to make lease payments under the terms of its aircraft lease. We anticipate that future rentals from the aircraft lease will be sufficient to satisfy our debt obligations to FINOVA.

        The amount of the monthly loan installments paid by Evergreen Airlines have been slightly lower than Evergreen Airlines' monthly rental obligation under the aircraft lease. The difference between the amounts has been recorded by us as a receivable from affiliate. However, because future collection is uncertain, we have reported the receivable on our financial statements as a reduction to trust equity.

        We do not generate or hold any liquid assets. Our contractual obligations are paid by Evergreen Airlines, in satisfaction of its lease obligations under the terms of our aircraft lease. Based upon current known and expected future commitments, we do not anticipate that our liquidity will materially increase or decrease.

Trust as Co-Guarantor of Evergreen Aviation Debt Obligations

        The Trust, along with substantially all of the subsidiaries of Evergreen Aviation, is a joint and several co-guarantor of the Indenture Notes (defined in "Indenture Notes" below) and the Secured Credit Facility (defined in "Secured Credit Facility" below). Substantially all of the Trust's assets are pledged as collateral to secure payment of these debt obligations.

        Indenture Notes — In May 2003, Evergreen Aviation issued $215.0 million of 12% Senior Second Secured Notes (the “Indenture Notes”) pursuant to an Indenture, dated as of May 16, 2003, executed by and among i) Evergreen Aviation, as issuer, ii) Holdings and substantially all of the subsidiaries of Evergreen Aviation, including the Trust, as guarantors, and iii) J.P. Morgan Trust Company, N.A., as successor trustee to Bank One, N.A., as trustee.

        The Indenture Notes bear interest at an annual fixed rate of 12.0%. Payments of interest are due semi-annually on May 15th and November 15th of each year. The most recent semi-annual payment of interest in the amount of $12.9 million was paid by Evergreen Aviation on May 15, 2005. The next payment of accrued interest in the amount of $12.9 million will be due and payable on November 15, 2005.

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

        The Indenture Notes impose certain restrictions on Evergreen Aviation and its restricted subsidiaries, including the Trust. Such restrictions include, but are not limited to, restrictions on the ability to:

•	incur additional debt or create liens;
•	pay dividends or acquire shares of capital stock;
•	make payments on subordinated debt or make investments;
•	make distributions from restricted subsidiaries;
•	issue or sell capital stock of restricted subsidiaries;
•	issue guarantees;
•	sell or exchange assets, or make capital expenditures;
•	enter into transactions with shareholders and affiliates; and
•	effect mergers and other changes of control.

        Secured Credit Facility — On May 13, 2004, Evergreen Aviation and certain of its subsidiaries, including the Trust, entered into a three-year senior secured credit facility (the “Secured Credit Facility”) with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, “the Wells Fargo Lenders”). The Secured Credit Facility consists of two loans – a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is secured by substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust.

        As of February 28, 2005, the outstanding balance of the Secured Credit Facility was $79.3 million. Taking into consideration the Minimum Availability Requirement (as defined below), as of February 28, 2005, Evergreen Aviation’s availability to obtain additional advances under the Secured Credit Facility was $4.9 million.

        Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In particular, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to maintain: i) an undrawn availability of not less than $5.0 million on the revolving loan (the "Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of February 28, 2005, Evergreen Aviation and its subsidiaries were in compliance with such covenants.

        Risk of Default on Debt Obligations — Substantially all of the assets of Evergreen Aviation and its subsidiaries, including the Trust, are pledged as collateral under Evergreen Aviation’s various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby certain events of default under one or more of the debt obligations of Evergreen Aviation or its subsidiaries, including the Trust, will result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that such defaults are not cured or waived, the Trust is at risk that the Trust’s obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated.

        Notice and Waiver of Specified Events of Default — On June 1, 2005, the Wells Fargo Lenders notified Evergreen Aviation that the Wells Fargo Lenders believed that Evergreen Aviation was in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note;

ii)	failure to maintain insurance on the Collateral;

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes; and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the two Boeing 747 airplanes.

          The Wells Fargo Lenders further notified Evergreen Aviation that, as a result of the Specified Events of Default, the Wells Fargo Lenders had elected to charge the default rate of interest, which, as set forth in the Secured Credit Facility, is a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable. The default rate of interest will be charged retroactive to April 29, 2005, the date on which the Wells Fargo Lenders asserted a default occurred under the FINOVA Loan. At April 29, 2005, the per annum rates of interest on the Secured Credit Facility ranged from 6.09% to 8.75%.

         Based upon the facts and circumstances, Evergreen Aviation does not believe that the Specified Events of Default constituted actual Events of Default, as defined under the Secured Credit Facility.

         On June 14, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into an Amendment Number Two and Waiver to Loan and Security Agreement (the "Amendment Number Two") with the Wells Fargo Lenders whereby the Wells Fargo Lenders agreed to waive the Specified Events of Default, and the Wells Fargo Lenders and Evergreen Aviation agreed to amend the Secured Credit Facility to allow Evergreen Aviation and its subsidiaries to maintain only all-risk ground insurance coverage for aircraft that have been grounded and taken out of service.

Distributions to Beneficiaries

        We previously held a note receivable from one of our beneficiaries. In lieu of cash distributions to the beneficiary, the note receivable was reduced by in-kind distributions of the beneficiary's share of the Trust's net income. As of August 31, 2004, the note receivable was repaid in full. We have not made any other distributions to the trust beneficiaries and, until the trust is terminated, we do not anticipate making any such distributions.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations as of February 28, 2005, excluding any obligations which may arise as a result of our guarantees of indebtedness of Evergreen Aviation:

Contractual Obligations

Payments due by End of Fiscal Year

(in millions)	2006	2007-2008	2009-2010	After 2010	Total

Short-term debt obligations	$3.4	$-	$-	$-	$3.4

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        With respect to interest rate risks at February 28, 2005, we had debt of $3.4 million at a fixed annual interest rate of 10.44%. A 1% increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $12,000. We have not entered into any obligations for trading purposes. We are not exposed to foreign currency exchange rate risks or commodity price risks. We have not entered into any futures or swap contracts at this time.

        Concentration of Credit Risks – Financial instruments that potentially subject the Trust to credit risk are primarily accounts receivable. Accounts receivable derived from operations are the same as collateral for debt to FINOVA Capital Corporation. See "Note 3 - Long-Term Debt Obligations" in Item 8 below. The Trust operates for, and grants credit to its customer Evergreen Airlines.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page

Report of GHP Horwath, P.C., Independent Registered Public Accounting Firm	14

Report of PricewaterhouseCoopers, LLP, Independent Registered	15
Public Accounting Firm

Balance Sheets as of February 28, 2005 and February 29, 2004	16

Statement of Operations and Trust Equity for Fiscal Years Ended	17
February 28, 2005, February 29, 2004, and February 28, 2003

Statement of Cash Flows for the Fiscal Years Ended February 28, 2005,	18
February 29, 2004, and February 28, 2003

Notes to Financial Statements	19

Financial Statement Supplementary Data	26

REPORT OF GHP HORWATH, P.C.
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Beneficiaries of the 1986 Trust

        We have audited the accompanying balance sheet of the Trust Created February 25, 1986 ( the "Trust" see Note 1) as of February 28, 2005 and the related statements of operations and trust equity and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of February 28, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        The Trust is a member of a group of affiliated companies and, as described in Notes 1, 3, 4, 5 and 6 of the accompanying financial statements, has extensive transactions and relationships with members of this group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

/s/ GHP HORWATH, P.C.

Denver, Colorado
June 6, 2005, except for Note 6 as to which the date is June 14, 2005

REPORT OF PRICEWATERHOUSCOOPERS, LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Beneficiaries of the 1986 Trust

        In our opinion, the accompanying balance sheets and the related statements of operations, of Trust equity and of cash flows present fairly, in all material respects, the financial position of the Trust [created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended on May 8, 2003, among Evergreen International Aviation Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King, Christian Inc.) and Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee (the "1986 Trust" or the "Company") at February 29, 2004 and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Trust is a member of a group of affiliated companies and, as more fully described in Notes 1, 3, 4, and 5 of the accompanying financial statements, have extensive transactions and relationships with members of this group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
May 20, 2004

BALANCE SHEETS
As of February 28, 2005 and February 29, 2004
(in thousands of dollars)

	2005	2004

ASSETS

Aircraft and equipment, net	$11,732	$12,105
Note receivable from affiliate	-	604
Due from affiliate	639	637

Total assets	$12,371	$13,346

LIABILITIES AND TRUST EQUITY

Current liabilities:
Accrued liabilities	$29	$-
Current portion of long-term debt	3,370	5,059

Total current liabilities	3,399	5,059

Long-term debt	-	2,898
Deferred rental income	5,178	4,799

Total liabilities	8,577	12,756

Trust equity	24,327	18,409
Less: Account and note receivable from affiliates	(20,533)	(17,819)

Total trust equity	3,794	590

Total liabilities and trust equity	$12,371	$13,346

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF OPERATIONS AND TRUST EQUITY
For Fiscal Years Ended
February 28, 2005, February 29, 2004, and February 28, 2003
(in thousands of dollars)

	2005	2004	2003

Operating revenue:
Rental income from affiliate	$7,523	$7,496	$7,522

Expense (other income)
Depreciation	374	373	330
Interest expense	630	1,175	1,706
Interest income from affiliate	(9)	(65)	(465)

Net income	6,528	6,013	5,951

Trust equity at beginning of period	18,409	15,138	11,208
Less: Distributions to beneficiaries	(610)	(2,742)	(2,021)

Trust equity at end of period	$24,327	$18,409	$15,138

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
For Fiscal Years Ended
February 28, 2005, February 29, 2004, and February 28, 2003
(in thousands of dollars)

	2005	2004	2003

Cash flows from operating activities:
Net income	$6,528	$6,013	$5,951
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	374	373	330
Account receivable from affiliate	(2,714)	(241)	(3,366)
Accrued liabilities	29	(124)	124
Due from affiliate	(3)	1,121	(185)
Deferred rental income	379	896	980

Net cash provided by operating activities	4,593	8,038	3,834

Cash flows from investing activities:
Notes receivable from affiliate	604	1,035	1,795

Net cash provided by investing activities	604	1,035	1,795

Cash flows from financing activities:
Payments on long-term debt	(4,587)	(6,331)	(3,608)
Distributions to beneficiaries	(610)	(2,742)	(2,021)

Net cash used in financing activities	(5,197)	(9,073)	(5,629)

Net decrease in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization – The Trust Created February 25, 1986 ("Trust", "we", "us", or "our") is a subsidiary of Evergreen International Aviation, Inc. ("Evergreen Aviation"), which is a wholly-owned subsidiary of Evergreen Holdings, Inc. ("Holdings"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee.

        The Trust provides aircraft leasing services to its sole customer, Evergreen International Airlines, Inc. ("Evergreen Airlines"), a wholly-owned subsidiary of Evergreen Aviation.

         Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.

        Revenue Recognition – We recognize rental revenue on a straight-line basis, in conformity with Statement of Financial Accounting Standards No. 13, Accounting for Leases. However, the monthly rent obligation of the lessee incrementally increases throughout the term of the lease. Therefore, in order to recognize the increasing rent payments on a straight-line basis over the term of the lease, each month we recognize rental revenue in an amount equal to the total amount of rent payable under the lease divided by the total number of months in the lease term.

        The differences between the monthly rent obligations under the aircraft lease and the corresponding recognized rental revenue have generated deferred rental income. Since the inception of the lease, the monthly rent obligations have been less than the corresponding amounts of recognized rental revenue, causing deferred rental income to increase. At that point in time when the lessee's monthly rent obligations will become greater than the corresponding amounts of recognized rental revenue, we will begin amortizing the deferred rental income balance ratably over the remaining term of the lease.

         Depreciation of Aircraft – We record aircraft at cost and record depreciation using the straight-line method. We depreciate each aircraft over the aircraft's estimated remaining economic life to its estimated residual value. Remaining economic life is determined as of when the aircraft is purchased, and estimated residual values are based on sales of similar aircraft and spare parts.

         Impairment of Long-Lived Assets – We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate recoverability when events and circumstances indicate that the net carrying value of our long-lived assets may not be recoverable. We recognize an impairment loss when the sum of the undiscounted cash flows estimated to be generated by our long-lived assets is less than the assets' net carrying value. Our cash flow estimates are based on historical results, as adjusted to reflect our best estimates of future market and operating conditions. The net carrying value of our long-lived assets determined to be not recoverable is reduced to fair value.

        Receivable from Affiliate – In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines pays to FINOVA Capital Corporation ("FINOVA") the monthly installments due under the FINOVA Note. See "Note 3 - Long-Term Debt Obligations" below. However, the amounts of the monthly debt installments paid by Evergreen Airlines are less than the amounts of the monthly rent that Evergreen Airlines would have otherwise paid under the lease. We have recorded the accumulated differences as a receivable from affiliate. However, because future collection is uncertain, the receivable is reported in our financial statements as a reduction to trust equity.

        Income Taxes – We are organized as, and file income tax returns as, a grantor trust. Therefore, under the grantor trust provisions of the Internal Revenue Code and applicable state law, we are not liable for payment of federal or state income taxes. Rather, our taxable income is attributed directly to the beneficiaries of the Trust.

RECENT ACCOUNTING PRONOUNCEMENTS

Current Fiscal Year

        None of the accounting pronouncements enacted during our fiscal year 2005 had, or is expected to have, a material effect on our financial statements or results of operations.

Prior Fiscal Years

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of ARB No.51 Consolidated Financial Statements, and subsequently revised in December 2003, with the issuance of FIN 46-R. The interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Trust's parent company, Evergreen Aviation, is required to adopt FIN 46-R as of the period ending May 31, 2005. Based upon their assessment of the impact of FIN 46-R on Evergreen Aviation and the Trust, management has concluded that the Trust is not the primary beneficiary of any variable interest entities. The adoption of FIN 46-R by Evergreen Aviation is not expected to have a material impact on the Trust's financial statements.

NOTE 2 – AIRCRAFT AND EQUIPMENT

        Aircraft owned by the Trust consists of one Boeing 747 aircraft and three DC-9 aircraft. As of February 28, 2005 and February 29, 2004, the net carrying value of the aircraft was as follows:

(in thousands)	2005	2004

Boeing 747 aircraft	$31,243	$31,243
DC-9 aircraft	17,380	17,380
Less:
Accumulated depreciation	(36,891)	(36,518)

Net carrying value	$11,732	$12,105

        All of the aircraft are pledged by the Trust as collateral under the Secured Loan Agreement with FINOVA. See Note 3 - Long-Term Debt Obligations" below.

        The Trust leases all of its aircraft to an affiliate, Evergreen Airlines. See "Note 4 - Related Party Transactions" below.

NOTE 3 – LONG-TERM DEBT OBLIGATIONS

        The Trust's long-term debt as of February 28, 2005 and February 29, 2004 consisted of the following:

(in thousands)	2005	2004

Note payable to FINOVA Capital Corporation	$3,370	$7,957
Less: current portion	(3,370)	(5,059)

Net long-term debt	$-	$2,898

        In May 1997, we entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation (the "FINOVA Note"). The FINOVA Note bears interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note was scheduled to mature with a final payment of approximately $2.5 million due and payable upon maturity.

         Effective as of April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extends the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 are scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. All outstanding principal and accrued, but unpaid interest, will be due upon maturity.

        The FINOVA Note is secured by means of a first priority security interest granted to FINOVA in the one Boeing 747 aircraft and three DC-9 aircraft owned by the Trust.

        At February 28, 2005, the scheduled maturities of our debt were as follows:

Maturities by Fiscal Year

(in thousands)	2006	2007-2008	2009-2010	After 2010	Total

Short-term debt obligations	$3,370	$-	$-	$-	$3,370

NOTE 4 – RELATED PARTY TRANSACTIONS

        The Trust has extensive transactions and relationships with subsidiaries and affiliates of Holdings and Evergreen Aviation. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions with unaffiliated third parties.

        Rental Income from Affiliate – The Trust leases its owned aircraft to Evergreen Airlines, an affiliate of the Trust. During each of the fiscal years ended February 28, 2005 and February 29, 2004, the Trust recognized rental revenue from affiliate in the amount of $7.5 million.

        Deferred Rental Income – The monthly rent obligation of Evergreen Airlines incrementally increases throughout the term of the aircraft lease. However, the Trust recognizes rental revenue on a straight-line basis, in conformity with SFAS No. 13. Therefore, each month the Trust recognizes rental revenue in an amount equal to the total amount of rent payable under the lease divided by the total number of months in the lease term. The accumulated differences between the lessee's monthly rent obligation and the amount of rental revenue recognized by the Trust has been recorded as deferred rental income. As of February 28, 2005 and February 29, 2004, the balances of deferred rental income were $5.2 million and $4.8 million, respectively.

        Account Receivable from Affiliate – In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines pays to FINOVA the monthly installments due under the FINOVA Note. See Note 3 - Long-Term Debt Obligations" above. However, the amounts of the monthly debt installments paid by Evergreen Airlines are less than the amounts of the monthly rent that Evergreen Airlines would have otherwise paid under the aircraft lease. The Trust has recorded the accumulated differences as a receivable from affiliate. As of February 28, 2005, and February 29, 2004, the amounts of receivable from affiliate were $20.5 million and $17.8 million, respectively. However, because future collection is uncertain, we have reported the receivable on our financial statements as a reduction to trust equity.

        Note Receivable from Affiliate – The Trust previously held a note receivable from one of its beneficiaries. At February 29, 2004, the outstanding balance of the note receivable was $0.6 million. The note receivable was reduced by in-kind distributions of the beneficiary's share of the Trust's net income. As of August 31, 2004, the note receivable was repaid in full.

        Due from Affiliate – The line item "Due from affiliate" represents certain accounts receivable from Evergreen Aviation and its subsidiaries that have accrued over time. As of February 28, 2005 and February 29, 2004, the balances of due from affiliates were $0.6 million and $0.6 million, respectively.

NOTE 5 – TRUST AS CO-GUARANTOR OF EVERGREEN AVIATION DEBT OBLIGATIONS

        The Trust, along with substantially all of the subsidiaries of Evergreen Aviation, is a joint and several co-guarantor of the Indenture Notes (see "Indenture Notes" below) and the Secured Credit Facility (see "Secured Credit Facility" below). Substantially all of the Trust's assets are pledged as collateral to secure payment of these debt obligations.

        Indenture Notes — In May 2003, Evergreen Aviation issued $215.0 million of 12% Senior Second Secured Notes (the “Indenture Notes”) pursuant to an Indenture, dated as of May 16, 2003, executed by and among i) Evergreen Aviation, as issuer, ii) Holdings and substantially all of the subsidiaries of Evergreen Aviation, including the Trust, as guarantors, and iii) J.P. Morgan Trust Company, N.A., as successor trustee to Bank One, N.A., as trustee.

        The Indenture Notes bear interest at an annual fixed rate of 12.0%. Payments of interest are due semi-annually on May 15th and November 15th of each year. The most recent semi-annual payment of interest in the amount of $12.9 million was paid by Evergreen Aviation on May 15, 2005. The next payment of accrued interest in the amount of $12.9 million will be due and payable on November 15, 2005.

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

        The Indenture Notes impose certain restrictions on Evergreen Aviation and its restricted subsidiaries, including the Trust. Such restrictions include, but are not limited to, restrictions on the ability to:

•	incur additional debt or create liens;
•	pay dividends or acquire shares of capital stock;
•	make payments on subordinated debt or make investments;
•	make distributions from restricted subsidiaries;
•	issue or sell capital stock of restricted subsidiaries;
•	issue guarantees;
•	sell or exchange assets, or make capital expenditures;
•	enter into transactions with shareholders and affiliates; and
•	effect mergers and other changes of control.

        Secured Credit Facility — On May 13, 2004, Evergreen Aviation and certain of its subsidiaries, including the Trust, entered into a three-year senior secured credit facility (the “Secured Credit Facility”) with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, “the Wells Fargo Lenders”). The Secured Credit Facility consists of two loans – a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is secured by substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust.

        As of February 28, 2005, the outstanding balance of the Secured Credit Facility was $79.3 million. Taking into consideration the Minimum Availability Requirement (as defined below), as of February 28, 2005, Evergreen Aviation’s availability to obtain additional advances under the Secured Credit Facility was $4.9 million.

        Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In particular, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to maintain: i) an undrawn availability of not less than $5.0 million on the revolving loan (the "Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of February 28, 2005, Evergreen Aviation and its subsidiaries were in compliance with such covenants.

        Risk of Default on Debt Obligations — Substantially all of the assets of Evergreen Aviation and its subsidiaries, including the Trust, are pledged as collateral under Evergreen Aviation’s various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby certain events of default under one or more of the debt obligations of Evergreen Aviation or its subsidiaries, including the Trust, will result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that such defaults are not cured or waived, the Trust is at risk that the Trust’s obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated.

        Dependence on Sole Source of Income — The Trust’s sole source of income is from Evergreen Airlines, a wholly-owned subsidiary of Evergreen Aviation. Any event which would result in the discontinuance of the business operations of Evergreen Aviation and its subsidiaries would have a materially adverse impact upon our results of operations and financial condition.

NOTE 6 – SUBSEQUENT EVENTS

Amendment to FINOVA Note

         Effective as of April 29, 2005, the Trust and FINOVA have executed the Third Amendment Agreement to amend and extend the FINOVA Note. See "Note 3 - Long-Term Debt Obligations" above.

Notice and Waiver of Specified Events of Default under Secured Credit Facility

        On June 1, 2005, the Wells Fargo Lenders notified Evergreen Aviation that the Wells Fargo Lenders believed that Evergreen Aviation was in default of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note;

ii)	failure to maintain insurance on the Collateral;

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes; and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the two Boeing 747 airplanes.

          The Wells Fargo Lenders further notified Evergreen Aviation that, as a result of the Specified Events of Default, the Wells Fargo Lenders had elected to charge the default rate of interest, which, as set forth in the Secured Credit Facility, is a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable. The default rate of interest will be charged retroactive to April 29, 2005, the date on which the Wells Fargo Lenders asserted a default occurred under the FINOVA Loan. At April 29, 2005, the per annum rates of interest on the Secured Credit Facility ranged from 6.09% to 8.75%.

         Based upon the facts and circumstances, Evergreen Aviation does not believe that the Specified Events of Default constituted actual Events of Default, as defined under the Secured Credit Facility.

         On June 14, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into an Amendment Number Two and Waiver to Loan and Security Agreement (the "Amendment Number Two") with the Wells Fargo Lenders whereby the Wells Fargo Lenders agreed to waive the Specified Events of Default, and the Wells Fargo Lenders and Evergreen Aviation agreed to amend the Secured Credit Facility to allow Evergreen Aviation and its subsidiaries to maintain only all-risk ground insurance coverage for aircraft that have been grounded and taken out of service.

Financial Statement Supplementary Data

Fiscal Year 2005
Three month period ended
(in thousands)

	May 31	Aug. 31	Nov. 30	Feb. 28

Operating revenue	$1,880	$1,881	$1,881	$1,881

Income from operations	$1,596	$1,492	$1,599	$1,841

Net income	$1,596	$1,492	$1,599	$1,841

Fiscal Year 2004
Three month period ended
(in thousands)

	May 31	Aug. 31	Nov. 30	Feb. 29

Operating revenue	$1,913	$1,907	$1,822	$1,854

Income from operations	$1,340	$1,492	$1,526	$1,655

Net income	$1,340	$1,492	$1,526	$1,655

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Trust's management, with the participation of the Trust' principal executive officer and principal financial officer, has evaluated the effectiveness of the Trust's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Trust's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Trust's disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act, and are not effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Trust's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        During fiscal year 2005, the Trust retained a certified public accounting firm (the "Internal Audit Consultants") to provide certain internal audit services to the Trust . The Internal Audit Consultants interfaced with the registered independent public accounting firm during the audit of the Trust's financial statements for the fiscal year ended February 28, 2005, and performed analyses of major accounts included in the Trust's financial statements. Although the Trust was not able to file its Annual Report on Form 10-K for the fiscal year ended February 28, 2005 on the original due date, the Trust believes that initiating the internal audit function improved the Trust's effectiveness in recording, processing, summarizing and reporting financial information. In addition, the Trust believes that the internal audit function, and the account analyses performed at, and for, the fiscal year ended February 28, 2005, will positively affect the Trust's internal control over financial reporting, and will enhance the Trust's ability to meet its future reporting requirements in a timely manner.

Internal Control Over Financial Reporting

        Changes in Internal Control Over Financial Reporting – Except as discussed above, there have not been any changes in the Trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

        None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Trust does not have directors. Instead, the Trust is managed by the Owner Trustee and Beneficiaries. In addition, the Beneficiaries have the right to designate to the Owner Trustee certain individuals to serve as the principal executive officer and principal financial officer of the Trust. As of February 28, 2005, the following individuals were serving in the positions of principal executive officer and principal financial officer for the Trust:

Name	Age	Position

John A. Irwin	49	Principal Executive Officer
Lawrence J. Bolton	65	Principal Financial Officer

        John A. Irwin – Mr. Irwin has served as the principal executive officer since January 2004. Mr. Irwin also serves as the Chief Financial Officer for Holdings and Evergreen Aviation, a position he has held since October 2003. Mr. Irwin also serves as Treasurer of Holdings, Vice-President of Risk Management for Aviation, and Senior Vice-President of Finance for Evergreen Helicopters, Inc., a subsidiary of Evergreen Aviation, positions he has held since March 1999, July 1991, and November 1990, respectively. From November 2000 through October 2003, Mr. Irwin also served as the Vice President of Finance for Airlines. Previous positions include Vice President of Finance of Helicopters and Controller of Aviation.

        Lawrence J. Bolton – Mr. Bolton has served as the principal financial officer since January 2004. Mr. Bolton has also served as the Vice-President of Finance for Evergreen Helicopters, Inc., a subsidiary of Evergreen Aviation since November 2004. Previous positions held by Mr. Bolton in Evergreen Airlines include Controller (from October 2003 to November 2004) and Assistant Controller of Airlines (from October 2000 to October 2003).

Code of Ethics for Senior Financial Officers

        Our direct parent company has adopted a code of ethics that applies to our direct parent company's principal executive officer, principal financial officer, controller, and persons performing similar functions within our direct parent company. The code of ethics also applies to our principal executive officer and principal financial officer. The code of ethics is available on our direct parent company's web-site at www.evergreenaviation.com/invr_eth.html. We are required to disclose any changes to, or waivers from, the code of ethics for our principal executive officer and principal financial officer. We intend to use our direct parent company's web-site as a method of disseminating this disclosure as permitted by SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

        The Trust does not have any directors or employees. The individuals who serve as the Trust's principal executive officer and principal financial officer are employees of Evergreen Aviation or one of its subsidiaries. The Trust does not pay, grant or award any type of compensation to the principal executive officer or the principal financial officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

        The following table sets forth the beneficial interests of the Trust's beneficiaries as of the date of this report:

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class

Evergreen International Aviation, Inc.	2/3 beneficial interest in that part of the Trust which owns	(1)
3850 Three Mile Lane	the Boeing 747 aircraft and all of the beneficial interest
McMinnville, OR 97128	in that part of the Trust which owns three DC-9 aircraft.

Delford M. Smith	1/3 beneficial interest in that part of the Trust which owns	(1)
22111 Riverwood Drive	the Boeing 747 aircraft.
Dundee, OR 97115

(1)	The beneficial interests held by Evergreen International Aviation, Inc. and Delford M. Smith comprise 100% of the beneficial interests in the Trust.

Changes in Control

        In connection with the execution of the Secured Credit Facility, the following beneficial interests and securities, among others, were pledged to Wells Fargo Foothills for the benefit of the Wells Fargo Lenders:

•	Evergreen Aviation, the parent company of the Trust, pledged all of its beneficial interest in the Trust; and

•	Holdings pledged its ownership interest in all of the outstanding common shares of Evergreen Aviation.

        In the event of a default under the Secured Credit Facility that is not cured or waived, Wells Fargo Foothills, on behalf of the Wells Fargo Lenders, may exercise its right to take ownership of or sell any of the pledged securities or beneficial interests. An exercise of such right by Wells Fargo Foothills with respect to Evergreen Aviation's beneficial interest in the Trust would result in a change of control of the Trust. An exercise of such right with respect to Holding's ownership interest in all the outstanding common shares of Evergreen Aviation would result in a change in control of Evergreen Aviation.

        Pledge of Securities under the Indenture Notes — In connection with the issuance of the Indenture Notes, Evergreen Aviation pledged its beneficial interest in the Trust for the benefit of the secured parties under the Indenture Notes. The pledge of Evergreen Aviation's beneficial interest in the Trust under the Indenture Notes is subordinated to the pledge of the same beneficial interest under the Secured Credit Facility.

        In the event of a default under the Indenture Notes that is not cured or waived, the collateral agent under the Indenture Notes, on behalf of the secured parties, may exercise the right to take ownership of or sell any of the pledged beneficial interests. An exercise of such right by the collateral agent under the Indenture Notes with respect to Evergreen Aviation's beneficial interest in the Trust would result in a change in control for the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the fiscal year ended February 28, 2005, Mr. Delford M. Smith had a material interest in certain transactions engaged in by the Trust. Mr. Smith holds a 1/3 beneficial interest in that part of the Trust that owns the Boeing 747 aircraft. In addition, Mr. Smith has control over, either directly or indirectly, approximately 85.1% of the outstanding common shares of Holdings, the parent holding-company of Evergreen Airlines.

        Lease Payments – During fiscal year 2005, Mr. Smith had a material interest in rental income recognized by the Trust from the lease of the Boeing 747 aircraft to Evergreen Airlines. Mr. Smith's beneficial interest in rental income recognized by the Trust from the lease of the Boeing 747 aircraft during fiscal year 2005 was $1.3 million.

        Note Receivable from Affiliate – At the beginning of fiscal year 2005, the Trust held a note receivable from Mr. Smith with an outstanding balance of $604,000. The note receivable bore interest at an annual rate of 4% and was secured by a pledge of approximately 2.5 million shares of Holdings common stock owned by Mr. Smith. During fiscal year 2005, $604,000 of Mr. Smith's share of the Trust's net income was applied against the note receivable and, as of the end of fiscal year 2005, the note receivable was repaid in full.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the fees billed by the Trust's current independent registered public accounting firm, GHP Horwath, P.C. ("GHP Horwath"), and by the Trust's former independent registered public accounting firm, PricewaterhouseCoopers, LLP ("PricewaterhouseCoopers"), for professional services rendered to the Trust for the fiscal years ended February 28, 2005 and February 29, 2004:

	2005	2004

GHP Horwath
Audit Fees	$25,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Sub-Total - GHP Horwath	25,000	-

PricewaterhouseCoopers
Audit Fees	50,460	75,500
Audit-Related Fees	-	95,000
Tax Fees	-	-
All Other Fees	-	-

Sub-Total - PricewaterhouseCoopers	50,460	170,500

Total Accounting Fees	$75,460	$170,500

        Audit Fees – Audit Fees for the fiscal years ended February 28, 2005 and February 28, 2004 were for professional services rendered for the audits of the financial statements of the Trust, quarterly reviews of the financial statements included in Trust's Quarterly Reports on Form 10-Q, and other services related to SEC matters. These services were rendered in connection with the reporting requirements of Holdings and accordingly, the expense for such services has been included in the consolidated financial statements of Holdings.

        Audit-Related Fees – Audit-Related Fees for the fiscal years ended February 28, 2005 and February 29, 2004 were for assurance and related services associated with advisory services and agreed-upon procedure engagements. These services were rendered in connection with the reporting requirements of Holdings and accordingly, the expense for such services has been included in the consolidated financial statements of Holdings.

Audit and Non-Audit Services Pre-Approval Policy

        The beneficiaries and the Owner Trustee have adopted an Audit and Non-Audit Services Pre-Approval Policy to provide procedures for i) the pre-approval of audit and non-audit services and ii) procedures for the engagement of the independent registered public accounting firm each year. The policy also allows the beneficiaries and the Owner Trustee to delegate to one or more of themselves pre-approval authority with respect to permitted services.

        The policy provides that the beneficiaries and the Owner Trustee shall pre-approve i) the annual audit services and certain audit-related services to be provided by the Trust's independent registered public accountant, and ii) all anticipated fees for such services. The beneficiaries and Owner Trustee also must pre-approve i) any engagement of the independent registered public accountant for services outside the scope of the annual general pre-approval and ii) any engagement of the independent registered public accountant if the anticipated fee for such engagement is expected to exceed certain pre-established thresholds.

        The Trust's principal executive officer and principal financial officer provide the beneficiaries and Owner Trustee with periodic and annual reconciliations of actual fees paid to the independent registered public accounting firm as compared to the fees that were pre-approved.

        In accordance with the policy, the Trust's beneficiaries and Owner Trustee have ratified and approved all audit and audit-related services performed by the Trust's current independent registered public accounting firm, GHP Horwath, and the Trust's former independent registered public accounting firm, PricewaterhouseCoopers, during fiscal year 2005. The beneficiaries and Owner Trustee have concluded that the provision of the audit, audit-related, tax and other services by these firms during fiscal year 2005 was compatible with the maintenance of such firms' independence in the conduct of their auditing functions. The Trust has approved the engagement of GHP Horwath as its independent registered public accounting firm for fiscal year 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	The Financial Statements of the Trust, as reported in Item 8 of this Annual Report:

Page

Report of GHP Horwath, P.C., Independent Registered Public Accounting Firm	11

Report of PricewaterhouseCoopers, LLP, Independent Registered	12
Public Accounting Firm

Balance Sheets as of February 28, 2005 and February 29, 2004	13

Statement of Operations and Trust Equity for Fiscal Years Ended	14
February 28, 2005, February 29, 2004, and February 28, 2003

Statement of Cash Flows for the Fiscal Years Ended February 28, 2005,	15
February 29, 2004, and February 28, 2003

Notes to Consolidated Financial Statements	16

2.	Financial Statement Schedules, as repoted in Item 8 of Annual Report:

Financial Statement Supplementary Data	22

3.	List of Exhibits. A list of exhibits that are filed as part of, or incorporated by reference into this Annual Report on Form 10-K/A (Second Amendment) are set forth below.

Exhibit No.	Description of Document

3.1	(a)	Second Amended and Restated Trust Agreement, dated as of September 29, 1995, among Wilmington Trust Company, as owner trustee, 747 Inc., Delford M. Smith, and King, Christian Inc.

3.2	(a)	Amendment to the Second Amended and Restated Trust Agreement, dated as of May 8, 2003, among Wilmington Trust Company, as owner trustee, Delford M. Smith and Evergreen International Aviation, Inc.

3.3	(a)	Second Amendment to the Second Amended and Restated Trust Agreement, dated as of January 14, 2004, among the Wilmington Trust Company, Evergreen International Aviation, Inc. and Delford M. Smith.

4.1	(a)	Indenture, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the initial subsidiary guarantors named therein and Bank One, N.A., as trustee.

10.1	(a)	Secured Loan Agreement, dated as of May 7, 1997, among FINOVA Capital Corporation as Lender, Wilmington Trust Company, in its capacity as Owner Trustee, as Borrower, and 747 Inc., Delford M. Smith and King, Christian Inc. as Owner Participants.

10.2	(a)	Amendment Agreement, dated as of May 9, 2003, among FINOVA Capital Corporation, Wilmington Trust Company, 747 Inc., Delford M. Smith and King Christian, Inc.

Exhibit No.	Description of Document

10.3	(a)	Second Amended and Restated Lease Agreement, dated as of September 29, 1995 between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.4	(a)	Third Amendment to Lease Agreement, dated as of May 7, 1997, between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.5	(a)	Guaranty and Subordination Agreement, dated as of May 7, 1997, for the benefit of Wilmington Trust Company by Evergreen International Aviation, Inc.

10.6	(a)	First Priority Chattel Mortgage and Security Agreement, dated May 7, 1997, between Wilmington Trust Company and FINOVA Capital Corporation.

10.7	*	Loan and Security Agreement by and among Evergreen International Aviation, Inc. and Each of Its Subsidiaries that are Signatories Hereto, as Borrowers, the Lenders that are Signatories Hereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of May 13, 2004.

10.8	*	Third Amendment Agreement, dated effective as of April 29, 2005, to the Secured Loan Agreement dated May 7, 1997, among FINOVA Capital Corporation, as Lender, Wilmington Trust Company, not in its individual capacity, but solely as owner trustee, as Borrower, and Evergreen Internation Aviation, Inc. and Delford M. Smith, as Owner Participants

10.9	*	Amendment Number Two and Waiver, dated as of June *, 2005, to the Loan and Security Agreement, dated May 13, 2004, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., a California corporation, as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers

14	*	Code of Ethics.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(a)	Incorporated by reference to the Evergreen Aviation's Registration Statement on Form S-4, Registration No. 333-109667.
	*	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUST CREATED FEBRUARY 25, 1986 (Registrant)

Date: June 14, 2005	/s/ John A. Irwin John A. Irwin Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 14, 2005	/s/ John A. Irwin John A. Irwin Principal Executive Officer

Date: June 14, 2005	/s/ Lawrence J. Bolton Lawrence J. Bolton Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	(a)	Second Amended and Restated Trust Agreement, dated as of September 29, 1995, among Wilmington Trust Company, as owner trustee, 747 Inc., Delford M. Smith, and King, Christian Inc.

3.2	(a)	Amendment to the Second Amended and Restated Trust Agreement, dated as of May 8, 2003, among Wilmington Trust Company, as owner trustee, Delford M. Smith and Evergreen International Aviation, Inc.

3.3	(a)	Second Amendment to the Second Amended and Restated Trust Agreement, dated as of January 14, 2004, among the Wilmington Trust Company, Evergreen International Aviation, Inc. and Delford M. Smith.

4.1	(a)	Indenture, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the initial subsidiary guarantors named therein and Bank One, N.A., as trustee.

10.1	(a)	Secured Loan Agreement, dated as of May 7, 1997, among FINOVA Capital Corporation as Lender, Wilmington Trust Company, in its capacity as Owner Trustee, as Borrower, and 747 Inc., Delford M. Smith and King, Christian Inc. as Owner Participants.

10.2	(a)	Amendment Agreement, dated as of May 9, 2003, among FINOVA Capital Corporation, Wilmington Trust Company, 747 Inc., Delford M. Smith and King Christian, Inc.

10.3	(a)	Second Amended and Restated Lease Agreement, dated as of September 29, 1995 between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.4	(a)	Third Amendment to Lease Agreement, dated as of May 7, 1997, between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.5	(a)	Guaranty and Subordination Agreement, dated as of May 7, 1997, for the benefit of Wilmington Trust Company by Evergreen International Aviation, Inc.

10.6	(a)	First Priority Chattel Mortgage and Security Agreement, dated May 7, 1997, between Wilmington Trust Company and FINOVA Capital Corporation.

Exhibit No.	Description of Document

10.7	*	Loan and Security Agreement by and among Evergreen International Aviation, Inc. and Each of Its Subsidiaries that are Signatories Hereto, as Borrowers, the Lenders that are Signatories Hereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of May 13, 2004.

10.8	*	Third Amendment Agreement, dated effective as of April 29, 2005, to the Secured Loan Agreement dated May 7, 1997, among FINOVA Capital Corporation, as Lender, Wilmington Trust Company, not in its individual capacity, but solely as owner trustee, as Borrower, and Evergreen Internation Aviation, Inc. and Delford M. Smith, as Owner Participants

10.9	*	Amendment Number Two and Waiver, dated as of June *, 2005, to the Loan and Security Agreement, dated May 13, 2004, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., a California corporation, as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers
14	*	Code of Ethics

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(a)	Incorporated by reference to the Evergreen Aviation's Registration Statement on Form S-4, Registration No. 333-109667.
	*	Filed herewith.