Form 10-Q
period 2005-05-31
TRUST CREATED FEBRUARY 25 1986
filed 2005-07-15
CIK 1265092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2005

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
         Yes  (    )   No  (X)

As of July 15, 2005, there were two beneficial interests of the registrant outstanding.

PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 6.	Exhibits	21

SIGNATURES	22

EXHIBIT INDEX	23

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BALANCE SHEETS
At May 31, 2005 and February 28, 2005
(in thousands)

	May 31, 2005
	(unaudited)	February 28, 2005

ASSETS

Aircraft and equipment, net	$11,639	$11,732
Capitalized loan acquisition costs	17	-
Due from affiliate	639	639

Total assets	$12,295	$12,371

LIABILITIES AND TRUST EQUITY

Current liabilities:
Accrued liabilities	$18	$29
Current portion of long-term debt	2,035	3,370

Total current liabilities	2,053	3,399

Deferred rental income	5,457	5,178

Total liabilities	7,510	8,577

Trust equity	26,004	24,327
Less: Account receivable from affiliate	(21,219)	(20,533)

Total trust equity	4,785	3,794

Total liabilities and trust equity	$12,295	$12,371

See notes to unaudited financial statements.

STATEMENTS OF OPERATIONS AND TRUST EQUITY
For the Three Months Ended
May 31, 2005 and May 31, 2004
(in thousands)

	For the Three Months Ended May 31,
	2005	2004

Operating revenue:
Rental income from affiliate	$1,846	$1,880

(Expense) other income
Depreciation	(93)	(93)
Loan acquisition costs	(8)	-
Interest expense	(68)	(197)
Interest income from affiliate	-	6

Net income	1,677	1,596

Trust equity at beginning of period	24,327	18,409
Less: Distributions to beneficiaries	-	(302)

Trust equity at end of period	$26,004	$19,703

See notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS
For the Three Months Ended
May 31, 2005 and May 31, 2004
(in thousands)

	For the Three Months Ended May 31,
	2005	2004

Cash flows from operating activities:
Net income	$1,677	$1,596
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	93	93
Account receivable from affiliate	(686)	(711)
Accrued liabilities	(11)	-
Due from affiliate	-	(3)
Deferred rental income	279	245

Net cash provided by operating activities	1,352	1,220

Cash flows from investing activities:
Note receivable from affiliate	-	300

Net cash provided by investing activities	-	300

Cash flows from financing activities:
Payments on long-term debt	(1,335)	(1,218)
Capitalized loan acquisition costs	(17)	-
Distributions to beneficiaries	-	(302)

Net cash used in financing activities	(1,352)	(1,520)

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

See notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION

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

        The interim financial statements included in this quarterly report have been prepared by the Trust, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

        In the opinion of management, the interim financial statements included in this quarterly report contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Trust for the periods indicated. Such adjustments, other than adjustments that have been separately disclosed, are of a normal recurring nature. The interim financial statements included in this report should be read in conjunction with our consolidated financial statements and the accompanying notes that were included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005, which was filed with the SEC on June 14, 2005.

RECENT ACCOUNTING PRONOUNCEMENT

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of ARB No.51 Consolidated Financial Statements, and subsequently revised in December 2003, with the issuance of FIN 46-R. The interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Trust's parent company, Evergreen Aviation, adopted FIN 46-R as of the period ended May 31, 2005. Based upon their assessment of the impact of FIN 46-R on Evergreen Aviation and the Trust, management concluded that the Trust is not the primary beneficiary of any variable interest entities. The adoption of FIN 46-R by Evergreen Aviation did not have an impact on the Trust's financial statements.

NOTE 2 – LONG-TERM DEBT OBLIGATIONS

        The Trust's long-term debt as of May 31, 2005 and February 28, 2005 consisted of the following:

(in thousands)	May 31, 2005	February 28, 2005

Note payable to FINOVA Capital Corporation	$2,035	$3,370
Less: current portion	(2,035)	(3,370)

Net long-term debt	$-	$-

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

         Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extends the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 are scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. All outstanding principal and accrued, but unpaid interest, will be due upon maturity.

        The FINOVA Note is secured by means of a first priority security interest granted to FINOVA in one Boeing 747 aircraft and three McDonnell Douglas DC-9 ("DC-9") aircraft owned by the Trust.

NOTE 3 – RELATED PARTY TRANSACTIONS

        The Trust has extensive transactions and relationships with subsidiaries and affiliates of Holdings and Evergreen Aviation. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions with unaffiliated third parties.

        Rental Income from Affiliate – The Trust leases its owned aircraft to Evergreen Airlines, an affiliate of the Trust. During the three months ended May 31, 2005, the Trust recognized rental revenue from affiliate in the amount of
$1.8 million, as compared to $1.9 million of rental revenue recognized during the three months ended May 31, 2004.

        Deferred Rental Income – The monthly rent obligation of Evergreen Airlines incrementally increases throughout the term of the aircraft lease. However, the Trust recognizes rental revenue on a straight-line basis. Therefore, each month the Trust recognizes rental revenue in an amount equal to the total amount of rent payable under the lease divided by the total number of months in the lease term. The accumulated differences between the lessee's monthly rent obligation and the amount of rental revenue recognized by the Trust has been recorded as deferred rental income. As of May 31, 2005 and February 28, 2005, the balances of deferred rental income were $5.4 million and $5.2 million, respectively.

        Account Receivable from Affiliate – In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines pays to FINOVA the monthly installments due under the FINOVA Note. See "Note 2 - Long-Term Debt Obligations" above. However, the amounts of the monthly debt installments paid by Evergreen Airlines are less than the amounts of the monthly rent that Evergreen Airlines would have otherwise paid under the aircraft lease. The Trust has recorded the accumulated differences as a receivable from affiliate. As of May 31, 2005 and February 28, 2005, the amounts of receivable from affiliate were $21.2 million and $20.5 million, respectively. However, because the timing of future collection is uncertain, we have reported the receivable on our financial statements as a reduction to trust equity.

        Note Receivable from Affiliate – Until August 31, 2004, the Trust held a note receivable from one of its beneficiaries. During the three months ended May 31, 2004, the note receivable was reduced by $0.3 million of in-kind distributions from that beneficiary's share of the Trust's net income. As of August 31, 2004, the note receivable was repaid in full.

        Due from Affiliate – The line item "Due from affiliate" on the Trust's balance sheets represents certain accounts receivable from Evergreen Aviation and its subsidiaries that have accrued over time. As of May 31, 2005 and February 28, 2005, the balances of "Due from affiliate" were $0.6 million.

NOTE 4 – TRUST AS CO-GUARANTOR OF EVERGREEN AVIATION DEBT OBLIGATIONS

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

        The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust. The Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of the subsidiaries of Evergreen Aviation, and the Trust.

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

        As of May 31, 2005, the outstanding balance of the Secured Credit Facility was $74.0 million. Taking into consideration the Minimum Availability Requirement (as defined below), as of May 31, 2005, Evergreen Aviation’s availability to obtain additional advances under the Secured Credit Facility was $0.8 million.

        Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In addition to other requirements that are set forth in the covenants, Evergreen Aviation and its restricted subsidiaries, including the Trust, are required to maintain: i) an undrawn availability of not less than $5.0 million on the revolving loan (the "Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of May 31, 2005, Evergreen Aviation and its subsidiaries were in compliance with such covenants.

Notice and Waiver of Specified Events of Default under Secured Credit Facility

        On June 1, 2005, the Wells Fargo Lenders notified Evergreen Aviation that the Wells Fargo Lenders believed that Evergreen Aviation was in default of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note;

ii)	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility);

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes (the "Designated 747s"); and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the Designated 747s.

          The Wells Fargo Lenders further notified Evergreen Aviation that, as a result of the Specified Events of Default, the Wells Fargo Lenders had elected to charge the default rate of interest, which, as set forth in the Secured Credit Facility, is a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable. The default rate of interest was charged from April 29, 2005, the date on which the Wells Fargo Lenders asserted that a default had occurred under the FINOVA Note, until June 14, 2005, the date on which the Wells Fargo Lenders, by execution of the Amendment Number Two (as defined below) waived the Specified Events of Default. At April 29, 2005, the per annum rates of interest on the Secured Credit Facility ranged from 6.09% to 8.75%.

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

          Amendment Number Three to Secured Credit Facility. On July 11, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Evergreen Airlines to i) lease the Designated 747s from Ventures Acquisition Company LLC ("Ventures Acquisition Company"), an affiliated entity that is wholly-owned by one of our beneficiaries, Mr. Smith, and ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the Designated 747s. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company.

Risk of Default on Debt Obligations

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains statements, which to the extent they are not recitations of historical fact, constitute "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Statements and assumptions with regard to future revenues, income and cash flows, program performance, the outcome of litigation, and planned dispositions of assets are examples of forward-looking statements. Wherever possible, we have identified these forward-looking statements by words such as "anticipates", "believes", "could", "may", "intends", "estimates", "expects", "projects", and similar phrases.

        Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. The risks and uncertainties to which our business is subject include, but are not limited to, the risks and uncertainties included under the heading "Risk Factors Relating to the Trust" in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Such risks and uncertainties include:

•	our reliance upon one customer, Evergreen Airlines, for 100% of our revenue (see "Our Sole Customer" below);
•	the financing agreements of Evergreen Aviation which include financial covenants that impose substantial restrictions upon us; and
•	the age of our aircraft.

        For further information regarding the risks and uncertainties associated with our business, please see the Trust's other reports and filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

        Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We assume no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information, future events, or otherwise, except as required by law.

BUSINESS OVERVIEW

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

        Our only source of revenue comes from the rental of one Boeing 747 aircraft and three DC-9 aircraft to Evergreen Airlines, a wholly-owned subsidiary of our direct parent company, Evergreen Aviation. During the last three fiscal years, rental revenue from Evergreen Airlines accounted for 100% of our operating revenue. Because all of our aircraft are under lease to Evergreen Airlines, we do not have excess capacity. In addition, because we share the same direct parent company, the aircraft leasing activity between the Trust and Evergreen Airlines generates not only intercompany transactions, but also receivables from affiliate and payables to affiliate.

        In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines pays to FINOVA Capital Corporation ("FINOVA") the monthly installments due from the Trust under the FINOVA Note (as defined in "Capital Resources and Liquidity - FINOVA Note" below). However, because the amounts of the monthly debt installments paid by Evergreen Airlines are less than the amounts of the monthly rent that Evergreen Airlines would have otherwise paid under the lease, we have recorded the accumulated differences as a receivable from affiliate. See "Note 3 - Related Party Transactions" in Item 1 of the quarterly report.

        All intercompany transactions, affiliate receivables, and affiliate payables between us and Evergreen Airlines are eliminated in consolidation at the parent company level.

Our Sole Customer

        Evergreen Airlines, our sole customer, is a leading provider of worldwide air freight transportation. Evergreen Airlines provides air freight services to a broad base of customers, including the United States Air Force Air Mobility Command, freight forwarders, domestic and foreign airlines, industrial manufacturers, and other government agencies. Evergreen Airlines' diverse customer base and its ability to deploy aircraft to match market conditions gives it the agility to respond to changes in demand for air freight services.

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

Trust Beneficiaries

        The Trust has two beneficiaries, as follows:

•	Mr. Delford M. Smith, the controlling shareholder of Holdings, holds a one-third beneficial ownership interest in that portion of the Trust that owns the Boeing 747 aircraft.
•	Evergreen Aviation, our direct parent company, holds the remaining two-thirds beneficial ownership interest in the portion of the Trust that owns the Boeing 747 aircraft and the entire beneficial ownership interest in that portion of the Trust that owns the three DC-9 aircraft.

Available Information

        General information about us, our direct parent company, and the other subsidiaries of our direct parent company can be found at www.evergreenaviation.com/invr.html. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our direct parent company's website at www.evergreenaviation.com/invr.html, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Information on our direct parent company's website is not incorporated into, or a part of, this
Form 10-Q or our other securities filings.

RECENT ACCOUNTING PRONOUNCEMENT

        The accounting pronouncement enacted during the three months ended May 31, 2005 did not have an effect on our financial position or results of operations. For a further discussion of recent accounting pronouncements, see "Note 1 - Significant Accounting Policies" in Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2005
AS COMPARED TO THE THREE MONTHS ENDED MAY 31, 2004

        The following table sets forth the Trust's results of operations for the three months ended May 31, 2005 and May 31, 2004.

Results of Operations (in thousands of dollars)
	For the Three Months
	Ended May 31,

	2005	2004

Operating revenue:
Rental income from affiliate	$1,846	$1,880

(Expense) other income
Depreciation	(93)	(93)
Loan acquisition costs	(8)	-
Interest expense	(68)	(197)
Interest income	-	6

Net income	1,677	1,596

Trust equity at beginning of period	24,327	18,409
Less: Distributions to beneficiaries	-	(302)

Trust equity at end of period	$26,004	$19,703

        Rental income from affiliate – We derive 100% of our operating revenue from the aircraft lease with our affiliate, Evergreen Airlines. During the three months ended May 31, 2005, we recognized rental income from affiliate of $1.8 million, as compared to $1.9 million of rental revenue recognized during the three months ended May 31, 2004.

        Depreciation  – During each of the three-month periods ended May 31, 2005 and May 31, 2004, depreciation expense on our aircraft was $0.1 million per period.

        Interest expense  – Interest expense during the three months ended May 31, 2005 was $0.1 million, as compared to
$0.2 million of interest expense during the three months ended May 31, 2004, resulting in a $0.1 million decrease in expense. The decrease in interest expense was primarily attributable to reductions in the outstanding principal balance of our note payable to FINOVA. See "Note 2 - Long-Term Debt Obligations" in Item 1 above.

        Interest income  – Interest income during the three months ended May 31, 2005 was $0, as compared to $6,000 of interest income recognized during the three months ended May 31, 2004. The $6,000 decrease in interest income was primarily attributable to reductions in notes receivable from affiliates. See "Note 3 - Related Party Transactions" in Item 1 above.

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

        As of May 31, 2005, the outstanding balance of the Secured Credit Facility was $74.0 million. Taking into consideration the Minimum Availability Requirement (as defined below), as of May 31, 2005, Evergreen Aviation’s availability to obtain additional advances under the Secured Credit Facility was $0.8 million.

        Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In addition to other requirements that are set forth in the covenants, Evergreen Aviation and its restricted subsidiaries, including the Trust, are required to maintain: i) an undrawn availability of not less than $5.0 million on the revolving loan (the "Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of May 31, 2005, Evergreen Aviation and its subsidiaries were in compliance with such covenants.

        Notice and Waiver of Specified Events of Default — On June 1, 2005, the Wells Fargo Lenders notified Evergreen Aviation that the Wells Fargo Lenders believed that Evergreen Aviation was in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note;

ii)	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility);

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes (the "Designated 747s"); and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the Designated 747s.

          The Wells Fargo Lenders further notified Evergreen Aviation that, as a result of the Specified Events of Default, the Wells Fargo Lenders had elected to charge the default rate of interest, which, as set forth in the Secured Credit Facility, is a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable. The default rate of interest was charged from April 29, 2005, the date on which the Wells Fargo Lenders asserted that a default had occurred under the FINOVA Note, until June 14, 2005, the date on which the Wells Fargo Lenders, by execution of the Amendment Number Two (as defined below) waived the Specified Events of Default. At April 29, 2005, the per annum rates of interest on the Secured Credit Facility ranged from 6.09% to 8.75%.

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

          Amendment Number Three to Secured Credit Facility. On July 11, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Evergreen Airlines to i) lease the Designated 747s from Ventures Acquisition Company LLC ("Ventures Acquisition Company"), an affiliated entity that is wholly-owned by one of our beneficiaries, Mr. Smith, and ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the Designated 747s. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company.

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

Distributions to Beneficiaries

        We previously held a note receivable from one of our beneficiaries. In lieu of cash distributions to the beneficiary, the note receivable was reduced by in-kind distributions of the beneficiary's share of the Trust's net income. During the three months ended May 31, 2004, the note receivable was reduced by $0.3 million of in-kind distributions from the beneficiary's share of the Trust's net income. As of August 31, 2004, the note receivable was repaid in full.

        We have not made any other distributions to the trust beneficiaries and, until the trust is terminated, we do not anticipate making any such distributions.

Table of Contractual Obligations

        The following table summarizes our contractual obligations as of May 31, 2005, excluding any obligations which may arise as a result of our guarantees of indebtedness of Evergreen Aviation:

Contractual Obligations

Payments due by End of Fiscal Year

(in millions)	2006	2007-2008	2009-2010	After 2010	Total

Current maturities of debt obligations	$2.0	$-	$-	$-	$2.0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        With respect to interest rate risks at May 31, 2005, we had debt of $2.0 million at a fixed annual interest rate of 10.44%. A 1% increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $4,000. We have not entered into any obligations for trading purposes. We are not exposed to foreign currency exchange rate risks or commodity price risks. We have not entered into any futures or swap contracts at this time.

        Concentration of Credit Risks – Financial instruments that potentially subject the Trust to credit risk are primarily accounts receivable. Accounts receivable derived from operations are the same as collateral for debt to FINOVA Capital Corporation. See "Note 3 - Long-Term Debt Obligations" in Item 8 below. The Trust operates for, and grants credit to its customer Evergreen Airlines.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Trust's management, with the participation of the Trust's principal executive officer and principal financial officer, has evaluated the effectiveness of the Trust's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Trust's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Trust's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act, and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Trust's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        During fiscal year 2005, the Trust retained a certified public accounting firm (the "Internal Audit Consultants") to provide certain internal audit services to the Trust. The Internal Audit Consultants interfaced with the registered independent public accounting firm during both the audit of the Trust's financial statements for the fiscal year ended February 28, 2005, and the period covered by this report, and have performed analyses of major accounts included in the Trust's financial statements. Although the Trust was not able to file its Annual Report on Form 10-K for the fiscal year ended February 28, 2005 on the original due date, the Trust believes that initiating the internal audit function improved the Trust's effectiveness in recording, processing, summarizing and reporting financial information. In addition, the Trust believes that the internal audit function, and the account analyses performed at, and for, the fiscal year ended February 28, 2005 and the period covered by this report, will positively affect the Trust's internal control over financial reporting, and enhance the Trust's ability to meet its future reporting requirements in a timely manner.

Changes in Internal Control Over Financial Reporting

         There have not been any changes in the Trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        We are not currently involved in any legal proceedings.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

10.1	*	Amendment Number Three and Consent, dated July 11, 2005, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.

22

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUST CREATED FEBRUARY 25, 1986 (Registrant)

Date: July 15, 2005	/s/ John A. Irwin John A. Irwin Principal Executive Officer

Date: July 15, 2005	/s/ Lawrence J. Bolton Lawrence J. Bolton Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	*	Amendment Number Three and Consent, dated July 11, 2005, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.