Form 10-Q
period 2005-08-31
TRUST CREATED FEBRUARY 25 1986
filed 2005-10-13
CIK 1265092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2005

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
         Yes  (    )   No  (X)

As of October 13, 2005, there were two beneficial interests of the registrant outstanding.

PAGE
PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

SIGNATURES	26

EXHIBIT INDEX	27

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BALANCE SHEETS
At August 31, 2005 and February 28, 2005
(in thousands)

	August 31, 2005
	(unaudited)	February 28, 2005

ASSETS

Aircraft and equipment, net	$11,545	$11,732
Capitalized loan acquisition costs	4	-
Due from affiliate	639	639

Total assets	$12,188	$12,371

LIABILITIES AND TRUST EQUITY

Current liabilities:
Accrued liabilities	$6	$29
Current portion of long-term debt	664	3,370

Total current liabilities	670	3,399

Deferred rental income	5,708	5,178

Total liabilities	6,378	8,577

Trust equity	27,740	24,327
Less: Receivable from affiliate	(21,930)	(20,533)

Total trust equity	5,810	3,794

Total liabilities and trust equity	$12,188	$12,371

See notes to unaudited financial statements.

STATEMENTS OF OPERATIONS AND TRUST EQUITY (UNAUDITED)
(in thousands)

	For the Three Months		For the Six Months
	Ended August 31,		Ended August 31,
	2005	2004	2005	2004

Operating revenue:
Rental income from affiliate	$1,875	$1,881	$3,721	$3,761

(Expense) other income:
Depreciation	(94)	(93)	(187)	(186)
Amortization of loan acquisition costs	(13)	-	(21)	-
Interest expense	(32)	(169)	(100)	(366)
Interest income from affiliate	-	3	-	9

Net income	1,736	1,622	3,413	3,218

Trust equity at beginning of period	26,004	19,703	24,327	18,409
Less: Distributions to beneficiaries	-	(306)	-	(608)

Trust equity at end of period	$27,740	$21,019	$27,740	$21,019

See notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended August 31,
	2005	2004

Cash flows from operating activities:
Net income	$3,413	$3,218
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	208	186
Receivable from affiliate	(1,397)	(1,895)
Accrued liabilities	(23)	53
Due to (from) affiliate	-	(3)
Deferred rental income	530	490

Net cash provided by operating activities	2,731	2,049

Cash flows from investing activities:
Note receivable from affiliate	-	604

Net cash provided by investing activities	-	604

Cash flows from financing activities:
Payments on long-term debt	(2,706)	(2,045)
Capitalized loan acquisition costs	(25)	-
Distributions to beneficiaries	-	(608)

Net cash used in financing activities	(2,731)	(2,653)

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

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

        In the opinion of management, the interim financial statements included in this quarterly report contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Trust for the periods indicated. Such adjustments, other than adjustments that have been separately disclosed, are of a normal recurring nature. The interim financial statements included in this report should be read in conjunction with our financial statements and the accompanying notes that were included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005, which was filed with the SEC on June 14, 2005.

RECENT ACCOUNTING PRONOUNCEMENT

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of ARB No.51 Consolidated Financial Statements, which was subsequently revised in December 2003, with the issuance of FIN 46-R. The interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Trust's parent company, Evergreen Aviation, adopted FIN 46-R as of the period ended May 31, 2005. Based upon their assessment of the impact of FIN 46-R on Evergreen Aviation and the Trust, management concluded that the Trust is not the primary beneficiary of any variable interest entities. The adoption of FIN 46-R by Evergreen Aviation did not have an impact on the Trust's financial statements.

NOTE 2 – LONG-TERM DEBT OBLIGATIONS

        The Trust's long-term debt as of August 31, 2005 and February 28, 2005 consisted of the following:

(in thousands)	August 31, 2005	February 28, 2005

Note payable to FINOVA Capital Corporation	$664	$3,370
Less: current portion	(664)	(3,370)

Net long-term debt	$-	$-

        In May 1997, we entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation (the "FINOVA Note"). The FINOVA Note bears interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note was scheduled to mature with a final payment of approximately $2.5 million due and payable upon maturity. The FINOVA Note was secured by means of a first priority security interest granted to FINOVA in the Trust Boeing 747 and the three DC-9 aircraft owned by the Trust.

         Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. At August 31, 2005, the outstanding principal balance of the FINOVA Note was $0.7 million.

        As of the date of this report, the outstanding principal and accrued interest of the FINOVA Note has been paid in full.

NOTE 3 – RELATED PARTY TRANSACTIONS

        The Trust has extensive transactions and relationships with subsidiaries and affiliates of Holdings and Evergreen Aviation. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions with unaffiliated third parties.

        Rental Income from Affiliate – The Trust leases its owned aircraft to Evergreen Airlines, an affiliate of the Trust. During the three months ended August 31, 2005 and the three months ended August 31, 2004, the Trust recognized rental revenue from affiliate in the amount of $1.9 million. During the six months ended August 31, 2005, the Trust recognized rental revenue from affiliate in the amount of $3.7 million, as compared to $3.8 million of rental revenue recognized during the six months ended August 31, 2004.

        Deferred Rental Income – The monthly rent obligation of Evergreen Airlines incrementally increases throughout the term of the aircraft lease. However, the Trust recognizes rental revenue on a straight-line basis. Therefore, each month the Trust recognizes rental revenue in an amount equal to the total amount of rent payable under the lease divided by the total number of months in the lease term. The accumulated differences between the lessee's monthly rent obligation and the amount of rental revenue recognized by the Trust has been recorded as deferred rental income. As of August 31, 2005 and February 28, 2005, the balances of deferred rental income were
$5.7 million and $5.2 million, respectively.

        Receivable from Affiliate – In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines paid to FINOVA the monthly installments due under the FINOVA Note. See "Note 2 - Long-Term Debt Obligations" above. However, the amounts of the monthly debt installments paid by Evergreen Airlines were less than the amounts of the monthly rent that Evergreen Airlines would have otherwise paid under the aircraft lease. The Trust has recorded the accumulated differences as a receivable from affiliate. As of August 31, 2005 and February 28, 2005, the receivable from affiliate was $21.9 million and $20.5 million, respectively. However, because the timing of future collection is uncertain, we have reported the receivable on our financial statements as a reduction to trust equity.

        Due from Affiliate – The line item "Due from affiliate" on the Trust's balance sheets represents certain accounts receivable from Evergreen Aviation and its subsidiaries that have accrued over time. As of August 31, 2005 and February 28, 2005, the balances of "Due from affiliate" were $0.6 million.

        Note Receivable from Affiliate – On the Trust's statement of cash flows for the period ended August 31, 2004, the line item "Note receivable from affiliate" reflects $0.6 million of in-kind distributions that were applied against the outstanding balance of a note receivable from an affiliate beneficiary. The in-kind distributions came from the affiliate beneficiary's share of the Trust's net income. As of August 31, 2004, the note receivable was repaid in full.

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

        As of August 31, 2005, the outstanding balance of the Secured Credit Facility was $60.4 million. Taking into consideration the Minimum Availability Requirement (as defined below), as of August 31, 2005, Evergreen Aviation’s availability to obtain additional advances under the Secured Credit Facility was $23.4 million.

        Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In addition to other requirements that are set forth in the covenants, Evergreen Aviation and its restricted subsidiaries, including the Trust, are required to maintain: i) an undrawn availability of not less than $5.0 million on the revolving loan (the "Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of August 31, 2005, Evergreen Aviation and its subsidiaries were in compliance with such covenants.

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

          VAC Stock Pledge. On July 11, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Evergreen Airlines to i) lease the Designated 747s from Ventures Acquisition Company LLC ("Ventures Acquisition Company"), an affiliated entity that is wholly-owned by one of our beneficiaries, Mr. Smith, and ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the Designated 747s. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company (the "VAC Stock Pledge"). However, the maximum amount of Aviation's obligations under the Secured Credit Facility that is secured by the VAC Stock Pledge is limited to an amount not greater than $58 million minus the aggregate amount of all principal, interest and fees owed by Ventures Acquisition Company under the Landsbanki Loan Agreement.

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

        Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. The risks and uncertainties to which our business is subject include, but are not limited to, the risks and uncertainties included under the heading "Risk Factors Relating to the Trust" in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Such risks and uncertainties include, but are not limited to, the following:

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

        In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines paid to FINOVA Capital Corporation ("FINOVA") the monthly installments due from the Trust under the FINOVA Note (as defined in "Capital Resources and Liquidity - FINOVA Note" below). However, because the amounts of the monthly debt installments paid by Evergreen Airlines are less than the amounts of the monthly rent that Evergreen Airlines would have otherwise paid under the lease, we have recorded the accumulated differences as a receivable from affiliate. See "Note 3 - Related Party Transactions" in Item 1 of the quarterly report.

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

RECENT ACCOUNTING PRONOUNCEMENT

        The accounting pronouncements enacted during the six months ended August 31, 2005 did not have an effect on our financial position or results of operations. For a further discussion of recent accounting pronouncements, see "Note 1 - Significant Accounting Policies" in Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2005
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2004

        The following table sets forth the Trust's results of operations for the three months ended August 31, 2005 and August 31, 2004.

Results of Operations (in thousands of dollars)
	For the Three Months
	Ended August 31,

	2005	2004

Operating revenue:
Rental income from affiliate	$1,875	$1,881

(Expense) other income
Depreciation	(94)	(93)
Amortization of loan acquisition costs	(13)	-
Interest expense	(32)	(169)
Interest income	-	3

Net income	1,736	1,622

Trust equity at beginning of period	26,004	19,703
Less: Distributions to beneficiaries	-	(306)

Trust equity at end of period	$27,740	$21,019

        Rental income from affiliate – We derive 100% of our operating revenue from the aircraft lease with our affiliate, Evergreen Airlines. During each of the three months ended August 31, 2005 and August 31, 2004, we recognized rental income from affiliate of
$1.8 million.

        Depreciation  – During each of the three months ended August 31, 2005 and August 31, 2004, depreciation expense on our aircraft was approximately $0.1 million per period.

        Amortization of loan acquisition costs  – Amortization of loan acquisition costs during the three months ended August 31, 2005 was $13,000, as compared to $0 of expense during the three months ended August 31, 2004, resulting in a $13,000 increase in expense. The increase is attributable to the amortization of capitalized financing fees incurred for the amendment and extension of the FINOVA note in June 2005. See "Note 2 - Long-Term Debt Obligations" in Item 1 above.

        Interest expense  – Interest expense during the three months ended August 31, 2005 was $32,000, as compared to
$169,000 of interest expense during the three months ended August 31, 2004, resulting in a $137,000 decrease in expense. The decrease in interest expense was primarily attributable to reductions in the outstanding principal balance of our note payable to FINOVA. See "Note 2 - Long-Term Debt Obligations" in Item 1 above.

        Interest income  – Interest income during the three months ended August 31, 2005 was $0, as compared to $3,000 of interest income recognized during the three months ended August 31, 2004. The $3,000 decrease in interest income was primarily attributable to reductions in notes receivable from affiliates. See "Note 3 - Related Party Transactions" in Item 1 above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2005
AS COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2004

        The following table sets forth the Trust's results of operations for the six months ended August 31, 2005 and August 31, 2004.

Results of Operations (in thousands of dollars)
	For the Six Months
	Ended August 31,

	2005	2004

Operating revenue:
Rental income from affiliate	$3,721	$3,761

(Expense) other income
Depreciation	(187)	(186)
Amortization of loan acquisition costs	(21)	-
Interest expense	(100)	(366)
Interest income	-	9

Net income	3,413	3,218

Trust equity at beginning of period	24,327	18,409
Less: Distributions to beneficiaries	-	(608)

Trust equity at end of period	$27,740	$21,019

        Rental income from affiliate – We derive 100% of our operating revenue from the aircraft lease with our affiliate, Evergreen Airlines. During the six months ended August 31, 2005, we recognized rental income from affiliate of $3.7 million, as compared to
$3.8 million of rental income recognized during the six months ended August 31, 2004.

        Depreciation  – During each of the six months ended August 31, 2005 and August 31, 2004, depreciation expense on our aircraft was $0.2 million per period.

        Amortization of loan acquisition costs  – Amortization of loan acquisition costs during the six months ended August 31, 2005 was $21,000, as compared to $0 of expense during the six months ended August 31, 2004, resulting in a $21,000 increase in expense. The increase is attributable to the amortization of capitalized financing fees incurred for the amendment and extension of the FINOVA note in June 2005. See "Note 2 - Long-Term Debt Obligations" in Item 1 above.

        Interest expense  – Interest expense during the six months ended August 31, 2005 was $0.1 million, as compared to
$0.4 million of interest expense during the six months ended August 31, 2004, resulting in a $0.3 million decrease in expense. The decrease in interest expense was primarily attributable to reductions in the outstanding principal balance of our note payable to FINOVA. See "Note 2 - Long-Term Debt Obligations" in Item 1 above.

        Interest income  – Interest income during the six months ended August 31, 2005 was $0, as compared to $9,000 of interest income recognized during the six months ended August 31, 2004. The $9,000 decrease in interest income was primarily attributable to reductions in notes receivable from affiliates. See "Note 3 - Related Party Transactions" in Item 1 above.

CAPITAL RESOURCES AND LIQUIDITY

FINOVA Note

        In May 1997, we entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation (the "FINOVA Note"). The FINOVA Note bears interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note was scheduled to mature with a final payment of approximately $2.5 million due and payable upon maturity. The FINOVA Note was secured by means of a first priority security interest granted to FINOVA in the Trust Boeing 747 and the three DC-9 aircraft owned by the Trust.

         Effective April 29, 2005, we executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. At August 31, 2005, the outstanding principal balance of the FINOVA Note was $0.7 million.

        As of the date of this report, the outstanding principal and accrued interest of the FINOVA Note has been paid in full.

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

Liquidity

        We do not generate or hold any liquid assets. Our contractual obligations are paid by Evergreen Airlines, in satisfaction of its lease obligations under the terms of our aircraft lease.

        In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines paid to FINOVA the monthly installments due under the FINOVA Note. See "Note 3 - Related Party Transactions" in Item 1 of this quarterly report. However, the amount of the monthly loan installments paid by Evergreen Airlines were slightly lower than Evergreen Airlines' monthly rental obligation under the aircraft lease. The difference between the amounts has been recorded by us as a receivable from affiliate. However, because the timing of future collection is uncertain, we have reported the receivable on our financial statements as a reduction to trust equity.

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

        As of August 31, 2005, the outstanding balance of the Secured Credit Facility was $60.4 million. Taking into consideration the Minimum Availability Requirement (as defined below), as of August 31, 2005, Evergreen Aviation’s availability to obtain additional advances under the Secured Credit Facility was $23.4 million.

        Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In addition to other requirements that are set forth in the covenants, Evergreen Aviation and its restricted subsidiaries, including the Trust, are required to maintain: i) an undrawn availability of not less than $5.0 million on the revolving loan (the "Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of August 31, 2005, Evergreen Aviation and its subsidiaries were in compliance with such covenants.

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

          Amendment Number Three to Secured Credit Facility. On July 11, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Evergreen Airlines to i) lease the Designated 747s from Ventures Acquisition Company LLC ("Ventures Acquisition Company"), an affiliated entity that is wholly-owned by one of our beneficiaries, Mr. Smith, and ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the Designated 747s. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company (the "VAC Stock Pledge"). However, the maximum amount of Aviation's obligations under the Secured Credit Facility that is secured by the VAC Stock Pledge is limited to an amount not greater than $58 million minus the aggregate amount of all principal, interest and fees owed by Ventures Acquisition Company under the Landsbanki Loan Agreement.

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

Distributions to Beneficiaries

        We previously held a note receivable from one of our beneficiaries. In lieu of cash distributions to the beneficiary, the note receivable was reduced by in-kind distributions of the beneficiary's share of the Trust's net income. During the six months ended August 31, 2004, the note receivable was reduced by $0.6 million of in-kind distributions from the beneficiary's share of the Trust's net income. As of August 31, 2004, the note receivable was repaid in full.

        We have not made any other distributions to the trust beneficiaries and, until the FINOVA note is repaid in full, we do not anticipate making any such distributions.

Table of Contractual Obligations

        The following table summarizes our contractual obligations as of August 31, 2005, excluding any obligations which may arise as a result of our guarantees of indebtedness of Evergreen Aviation:

Contractual Obligations

Payments due by End of Fiscal Year

(in millions)	2006	2007-2008	2009-2010	After 2010	Total

Current maturities of debt obligations	$664	$-	$-	$-	$664

        As of the date of this report, the above-listed outstanding debt of $664,000, plus accrued interest thereon, has been paid in full.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        With respect to interest rate risks at August 31, 2005, we had debt of $0.7 million at a fixed annual interest rate of 10.44%. A 1% increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $600. We have not entered into any obligations for trading purposes. We have not entered into any futures or swap contracts at this time.

        Concentration of Credit Risks – Financial instruments that potentially subject the Trust to credit risk are primarily accounts receivable. Accounts receivable derived from operations are the same as collateral for debt to FINOVA Capital Corporation. See "Note 3 - Long-Term Debt Obligations" in Item 8 of this quarterly report. The Trust operates for, and grants credit to, its customer Evergreen Airlines.

Foreign Currency Exchange Risk

        We are not exposed to any foreign currency exchange risks.

Commodity Price Risk

        We are not exposed to any commodity price risks.

Investment Risk

        We are not exposed to any investment or equity price risks.

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

        During fiscal year 2005, the Trust retained a certified public accounting firm (the "Internal Audit Consultants") to provide certain internal audit services to the Trust. The Internal Audit Consultants interfaced with the registered independent public accounting firm during both the audit of the Trust's financial statements for the fiscal year ended February 28, 2005, and the period covered by this report, and have performed analyses of major accounts included in the Trust's financial statements. Although the Trust was not able to file its Annual Report on Form 10-K for the fiscal year ended February 28, 2005 on the original due date, the Trust believes that initiating the internal audit function has improved the Trust's effectiveness in recording, processing, summarizing and reporting financial information. In addition, the Trust believes that the internal audit function, and the account analyses performed at, and for, the fiscal year ended February 28, 2005 and the periods covered by this report, will positively affect the Trust's internal control over financial reporting, and enhance the Trust's ability to meet its future reporting requirements in a timely manner.

Changes in Internal Control Over Financial Reporting

         There have not been any changes in the Trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        We are not currently involved in any legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        We are not currently involved in any legal proceedings.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUST CREATED FEBRUARY 25, 1986 (Registrant)

Date: October 13, 2005	/s/ John A. Irwin John A. Irwin Principal Executive Officer

Date: October 13, 2005	/s/ Lawrence J. Bolton Lawrence J. Bolton Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.