Form 10-Q
period 2005-11-30
TRUST CREATED FEBRUARY 25 1986
filed 2006-01-17
CIK 1265092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2005

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
         Yes  (    )   No  (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         Yes  (    )   No  (X)

As of January 17, 2006, there were two beneficial interests of the registrant outstanding.

PAGE
PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

SIGNATURES	29

EXHIBIT INDEX	30

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BALANCE SHEETS
At November 30, 2005 and February 28, 2005
(in thousands)

	November 30, 2005
	(unaudited)	February 28, 2005

ASSETS

Aircraft and equipment, net	$11,452	$11,732
Due from affiliate	639	639

Total assets	$12,091	$12,371

LIABILITIES AND TRUST EQUITY

Current liabilities:
Accrued liabilities	$-	$29
Current portion of long-term debt	-	3,370

Total current liabilities	-	3,399

Deferred rental income	6,394	5,178

Total liabilities	6,394	8,577

Trust equity	29,513	24,327
Less: Receivable from affiliate	(23,816)	(20,533)

Total trust equity	5,697	3,794

Total liabilities and trust equity	$12,091	$12,371

See notes to unaudited financial statements.

STATEMENTS OF OPERATIONS AND TRUST EQUITY (UNAUDITED)
(in thousands)

	For the Three Months		For the Nine Months
	Ended November 30,		Ended November 30,
	2005	2004	2005	2004

Operating revenue:
Rental income from affiliate	$1,874	$1,881	$5,595	$5,642

(Expense) other income:
Depreciation	(93)	(94)	(280)	(280)
Amortization of loan acquisition costs	(4)	-	(25)	-
Interest expense	(4)	(188)	(104)	(554)
Interest income from affiliate	-	-	-	9

Net income	1,773	1,599	5,186	4,817

Trust equity at beginning of period	27,740	21,019	24,327	18,409
Less: Distributions to beneficiaries	-	-	-	(608)

Trust equity at end of period	$29,513	$22,618	$29,513	$22,618

See notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended November 30,
	2005	2004

Cash flows from operating activities:
Net income	$5,186	$4,817
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	305	280
Receivable from affiliate	(3,283)	(2,605)
Accrued liabilities	(29)	95
Due to (from) affiliate	-	(3)
Deferred rental income	1,216	734

Net cash provided by operating activities	3,395	3,318

Cash flows from investing activities:
Note receivable from affiliate	-	604

Net cash provided by investing activities	-	604

Cash flows from financing activities:
Payments on long-term debt	(3,370)	(3,314)
Capitalized loan acquisition costs	(25)	-
Distributions to beneficiaries	-	(608)

Net cash used in financing activities	(3,395)	(3,922)

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

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

RECENT ACCOUNTING PRONOUNCEMENT

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of ARB No.51 Consolidated Financial Statements, which was subsequently revised in December 2003, with the issuance of FIN 46-R. The interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Trust's parent company, Evergreen Aviation, adopted FIN 46-R as of the period ended May 31, 2005. Based upon their assessment of the impact of FIN 46-R on Evergreen Aviation and the Trust, management concluded that the Trust is not the primary beneficiary of any variable interest entities. The adoption of FIN 46-R by Evergreen Aviation did not have an impact on the Trust's financial statements.

NOTE 2 – LONG-TERM DEBT OBLIGATIONS

        The Trust's long-term debt as of November 30, 2005 and February 28, 2005 consisted of the following:

(in thousands)	November 30, 2005	February 28, 2005

Note payable to FINOVA Capital Corporation	$-	$3,370
Less: current portion	-	(3,370)

Net long-term debt	$-	$-

        In May 1997, we entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation (the "FINOVA Note"), with interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note was scheduled to mature with a final payment of approximately $2.5 million due and payable upon maturity. The FINOVA Note was secured by means of a first priority security interest granted to FINOVA in the Trust Boeing 747 and the three DC-9 aircraft owned by the Trust.

         Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. In September 2005, the outstanding principal and accrued interest of the FINOVA Note was paid in full, and FINOVA has released its security interest in the aircraft.

NOTE 3 – RELATED PARTY TRANSACTIONS

        The Trust has extensive transactions and relationships with subsidiaries and affiliates of Holdings and Evergreen Aviation. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions with unaffiliated third parties.

        Rental Income from Affiliate – The Trust leases its owned aircraft to Evergreen Airlines, an affiliate of the Trust. During each of the three-month periods ended November 30, 2005 and November 30, 2004, the Trust recognized rental income from affiliate in the amount of $1.9 million. During each of the nine-month periods ended November 30, 2005 and November 30, 2004, the Trust recognized rental income from affiliate in the amount of $5.6 million.

        Deferred Rental Income – The monthly rent obligation of Evergreen Airlines incrementally increases throughout the term of the aircraft lease. However, the Trust recognizes rental revenue on a straight-line basis. Therefore, each month the Trust recognizes rental revenue in an amount equal to the total amount of rent payable under the lease divided by the total number of months in the lease term. The accumulated differences between the lessee's monthly rent obligation and the amount of rental revenue recognized by the Trust has been recorded as deferred rental income. As of November 30, 2005 and February 28, 2005, the balances of deferred rental income were $6.4 million and $5.2 million, respectively.

        Receivable from Affiliate – In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines paid to FINOVA the monthly installments due under the FINOVA Note. See "Note 2 - Long-Term Debt Obligations" above. However, the amounts of the monthly debt installments paid by Evergreen Airlines were less than the amounts of the monthly rent that Evergreen Airlines would have otherwise paid under the aircraft lease. The Trust has recorded the accumulated differences as a receivable from affiliate. As of November 30, 2005 and February 28, 2005, the receivable from affiliate was $23.8 million and $20.5 million, respectively. However, because the timing of future collection is uncertain, we have reported the receivable on our financial statements as a reduction to trust equity.

        Due from Affiliate – The line item "Due from affiliate" on the Trust's balance sheets represents certain accounts receivable from Evergreen Aviation and its subsidiaries that have accrued over time. As of November 30, 2005 and February 28, 2005, the balances of "Due from affiliate" were $0.6 million.

        Note Receivable from Affiliate – On the Trust's statement of cash flows for the period ended November 30, 2004, the line item "Note receivable from affiliate" reflects $0.6 million of in-kind distributions that were applied against the outstanding balance of a note receivable from an affiliate beneficiary. The in-kind distributions came from the affiliate beneficiary's share of the Trust's net income. As of November 30, 2004, the note receivable was repaid in full.

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

Indenture Notes

        In May 2003, Evergreen Aviation issued $215.0 million of 12% Senior Second Secured Notes (the “Indenture Notes”) pursuant to an Indenture, dated as of May 16, 2003, executed by and among i) Evergreen Aviation, as issuer, ii) Holdings and substantially all of the subsidiaries of Evergreen Aviation, including the Trust, as guarantors, and iii) Law Debenture Trust Company of New York, as successor trustee to J.P. Morgan Trust Company, N.A., as successor trustee to Bank One, N.A., as trustee.

        The Indenture Notes bear interest at an annual fixed rate of 12.0%. Payments of interest are due semi-annually on
May 15th and November 15th of each year. The most recent semi-annual payment of interest in the amount of $12.9 million was paid by Evergreen Aviation on November 14, 2005. The next payment of accrued interest in the amount of $12.9 million will be due and payable on May 15, 2006.

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

Secured Credit Facility

        On May 13, 2004, Evergreen Aviation and certain of its subsidiaries, including the Trust, entered into a three-year senior secured credit facility (the “Secured Credit Facility”) with Wells Fargo Foothill, Inc. and CapitalSource Finance LLC, as successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan (as defined herein), (collectively, “the Wells Fargo Lenders”). The Secured Credit Facility consists of two loans – a $50.0 million term loan (the "Term Loan") and a $50.0 million revolving loan (the "Revolving Loan"). The Secured Credit Facility is secured by substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust.

        As of November 30, 2005, the outstanding balance of the Secured Credit Facility was $57.1 million. Taking into consideration the Minimum Availability Requirement (as defined below), as of November 30, 2005, Evergreen Aviation’s availability to obtain additional advances under the Secured Credit Facility was $23.5 million.

        Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In addition to other requirements that are set forth in the covenants, Evergreen Aviation and its restricted subsidiaries, including the Trust, are required to maintain: i) an undrawn availability of not less than $5.0 million on the Revolving Loan (the "Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of November 30, 2005, Evergreen Aviation and its subsidiaries were in compliance with such covenants.

        Notice and Waiver of Specified Events of Default under Secured Credit Facility.  On June 1, 2005, the Wells Fargo Lenders notified Evergreen Aviation that the Wells Fargo Lenders believed that Evergreen Aviation was in default of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note;

ii)	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility);

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes (the "VAC Boeing 747s"); and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the VAC Boeing 747s.

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

          Amendment Number Two to Secured Credit Facility. On June 14, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into an Amendment Number Two and Waiver to Loan and Security Agreement (the "Amendment Number Two") with the Wells Fargo Lenders whereby the Wells Fargo Lenders agreed to waive the Specified Events of Default, and the Wells Fargo Lenders and Evergreen Aviation agreed to amend the Secured Credit Facility to allow Evergreen Aviation and its subsidiaries to maintain only all-risk ground insurance coverage for aircraft that have been grounded and taken out of service.

          Amendment Number Three to Secured Credit Facility. On July 11, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Evergreen Airlines to i) lease the VAC Boeing 747s from Ventures Acquisition Company LLC ("Ventures Acquisition Company"), an affiliated entity that is wholly-owned by one of our beneficiaries, Mr. Smith, and ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the VAC Boeing 747s. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company (the "VAC Stock Pledge"). However, the maximum amount of Aviation's obligations under the Secured Credit Facility that was secured by the VAC Stock Pledge was limited to an amount not greater than $58 million minus the aggregate amount of all principal, interest and fees owed by Ventures Acquisition Company under VAC's Loan Agreement with Landsbanki Íslands hf., which providing financing for VAC's purchase of the VAC Boeing 747s.

          Amendment Number Four to Secured Credit Facility. On November 30, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Four to Loan and Security Agreement ("Amendment Number Four") with the Wells Fargo Lenders. The provisions of Amendment Number Four include the following amendments and modifications: i) the deletion and replacement of certain definitions utilized in the Secured Credit Facility; ii) the clarification of the principal business operations of Evergreen Aviation and its subsidiaries; iii) the addition of certain disclosures and covenants of compliance regarding Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49049 (2001)) (the "USA Patriot Act"); iv) a modification of the Fixed Charge Coverage Ratio (as defined in the Secured Credit Facility) covenant compliance requirement; and v) Evergreen Aviation agreed to cause the Trust to grant, for the benefit of the Wells Fargo Lenders, a security interest in all of the aircraft owned by the Trust. In addition, Amendment Number Four recognizes CapitalSource Finance LLC as the successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan.

         Release of VAC Stock Pledge.  In connection with the execution of Amendment Number Four, and pursuant to a letter dated December 2, 2005, Wells Fargo Foothill, Inc., in its capacity as administrative agent for the Wells Fargo Lenders, (i) terminated the VAC Stock Pledge, (ii) released and discharged Mr. Smith from all obligations under the VAC Stock Pledge, and (iii) released all liens that had been granted by Mr. Smith under the VAC Stock Pledge.

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

        Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. The risks and uncertainties to which our business is subject include, but are not limited to, the risks and uncertainties included in "Item 1A. Risk Factors" of Part II of this quarterly report. For further information regarding the risks and uncertainties associated with our business, please see the Trust's other reports and filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

        Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We assume no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information, future events, or otherwise, except as required by law.

BUSINESS OVERVIEW

        The Trust Created February 25, 1986 ("Trust", "we", "us", or "our") is a subsidiary of Evergreen International Aviation, Inc. ("Evergreen Aviation"), which is a wholly-owned subsidiary of Evergreen Holdings, Inc. ("Holdings"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of November 30, 1987, as amended on November 30, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft and three McDonnell Douglas DC-9 ("DC-9") aircraft.

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

RECENT ACCOUNTING PRONOUNCEMENT

        The accounting pronouncements adopted during the nine months ended November 30, 2005 did not have an effect on our financial position or results of operations. For a further discussion of recent accounting pronouncements, see "Note 1 - Significant Accounting Policies" in Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005
AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2004

        The following table sets forth the Trust's results of operations for the three months ended November 30, 2005 and November 30, 2004.

Results of Operations (in thousands of dollars)
	For the Three Months
	Ended November 30,

	2005	2004

Operating revenue:
Rental income from affiliate	$1,874	$1,881

(Expense) other income:
Depreciation	(93)	(94)
Amortization of loan acquisition costs	(4)	-
Interest expense	(4)	(188)
Interest income	-	-

Net income	1,773	1,599

Trust equity at beginning of period	27,740	21,019
Less: Distributions to beneficiaries	-	-

Trust equity at end of period	$29,513	$22,618

        Rental income from affiliate – We derive 100% of our operating revenue from the aircraft lease with our affiliate, Evergreen Airlines. During each of the three-month periods ended November 30, 2005 and November 30, 2004, we recognized $1.9 million of rental income from affiliate.

        Depreciation  – During each of the three-month periods ended November 30, 2005 and November 30, 2004, depreciation expense on our aircraft was approximately $0.1 million per period.

        Amortization of loan acquisition costs  – Amortization of loan acquisition costs during the three months ended November 30, 2005 was $4,000, as compared to $0 of expense during the three months ended November 30, 2004, resulting in a $4,000 increase in expense. The increase is attributable to the amortization of capitalized financing fees incurred for the amendment and extension of the FINOVA note in June 2005. See "Note 2 - Long-Term Debt Obligations" in Item 1 above.

        Interest expense  – Interest expense during the three months ended November 30, 2005 was $4,000, as compared to
$188,000 of interest expense during the three months ended November 30, 2004, resulting in a $184,000 decrease in interest expense. The decrease in interest expense was primarily attributable to the payment in full of the FINOVA Note during the current fiscal year. See "Note 2 - Long-Term Debt Obligations" in Item 1 above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005
AS COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2004

        The following table sets forth the Trust's results of operations for the nine months ended November 30, 2005 and November 30, 2004.

Results of Operations (in thousands of dollars)
	For the Nine Months
	Ended November 30,

	2005	2004

Operating revenue:
Rental income from affiliate	$5,595	$5,642

(Expense) other income:
Depreciation	(280)	(280)
Amortization of loan acquisition costs	(25)	-
Interest expense	(104)	(554)
Interest income	-	9

Net income	5,186	4,817

Trust equity at beginning of period	24,327	18,409
Less: Distributions to beneficiaries	-	(608)

Trust equity at end of period	$29,513	$22,618

        Rental income from affiliate – We derive 100% of our operating revenue from the aircraft lease with our affiliate, Evergreen Airlines. During each of the nine-month periods ended November 30, 2005 and November 30, 2004, we recognized $5.6 million of rental income from affiliate.

        Depreciation  – During each of the nine months ended November 30, 2005 and November 30, 2004, depreciation expense on our aircraft was $0.3 million per period.

        Amortization of loan acquisition costs  – Amortization of loan acquisition costs during the nine months ended November 30, 2005 was $25,000, as compared to $0 of expense during the nine months ended November 30, 2004, resulting in a $25,000 increase in expense. The increase is attributable to the amortization of capitalized financing fees incurred for the amendment and extension of the FINOVA note in June 2005. See "Note 2 - Long-Term Debt Obligations" in Item 1 above.

        Interest expense  – Interest expense during the nine months ended November 30, 2005 was $0.1 million, as compared to $0.6 million of interest expense during the nine months ended November 30, 2004, resulting in a $0.5 million decrease in interest expense. The decrease in interest expense was primarily attributable to the payment in full of the FINOVA Note during the current fiscal year. See "Note 2 - Long-Term Debt Obligations" in Item 1 above.

        Interest income  – Interest income during the nine months ended November 30, 2005 was $0, as compared to $9,000 of interest income recognized during the nine months ended November 30, 2004. The $9,000 decrease in interest income was primarily attributable to reductions in notes receivable from affiliates. See "Note 3 - Related Party Transactions" in Item 1 above.

CAPITAL RESOURCES AND LIQUIDITY

FINOVA Note

        In May 1997, we entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation (the "FINOVA Note"), with interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note was scheduled to mature with a final payment of approximately $2.5 million due and payable upon maturity. The FINOVA Note was secured by means of a first priority security interest granted to FINOVA in the Trust Boeing 747 and the three DC-9 aircraft owned by the Trust.

         Effective April 29, 2005, we executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. In September 2005, the outstanding principal and accrued interest of the FINOVA Note was paid in full, and FINOVA has released its security interest in the aircraft.

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

        Indenture Notes — In May 2003, Evergreen Aviation issued $215.0 million of 12% Senior Second Secured Notes (the “Indenture Notes”) pursuant to an Indenture, dated as of May 16, 2003, executed by and among i) Evergreen Aviation, as issuer, ii) Holdings and substantially all of the subsidiaries of Evergreen Aviation, including the Trust, as guarantors, and iii) Law Debenture Trust Company of New York, as successor trustee to J.P. Morgan Trust Company, N.A., as successor trustee to Bank One, N.A., as trustee.

        The Indenture Notes bear interest at an annual fixed rate of 12.0%. Payments of interest are due semi-annually on May 15th and November 15th of each year. The most recent semi-annual payment of interest in the amount of $12.9 million was paid by Evergreen Aviation on November 14, 2005. The next payment of accrued interest in the amount of $12.9 million will be due and payable on May 15, 2006.

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

        Secured Credit Facility — On May 13, 2004, Evergreen Aviation and certain of its subsidiaries, including the Trust, entered into a three-year senior secured credit facility (the “Secured Credit Facility”) with Wells Fargo Foothill, Inc. and CapitalSource Finance LLC, as successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothills, Inc.'s interest in the Term Loan (as defined herein), (collectively, “the Wells Fargo Lenders”). The Secured Credit Facility consists of two loans – a $50.0 million term loan (the "Term Loan") and a $50.0 million revolving loan (the "Revolving Loan"). The Secured Credit Facility is secured by substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust.

        As of November 30, 2005, the outstanding balance of the Secured Credit Facility was $57.1 million. Taking into consideration the Minimum Availability Requirement (as defined below), as of November 30, 2005, Evergreen Aviation’s availability to obtain additional advances under the Secured Credit Facility was $23.5 million.

        Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In addition to other requirements that are set forth in the covenants, Evergreen Aviation and its restricted subsidiaries, including the Trust, are required to maintain: i) an undrawn availability of not less than $5.0 million on the Revolving Loan (the "Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of November 30, 2005, Evergreen Aviation and its subsidiaries were in compliance with such covenants.

        Notice and Waiver of Specified Events of Default — On June 1, 2005, the Wells Fargo Lenders notified Evergreen Aviation that the Wells Fargo Lenders believed that Evergreen Aviation was in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note;

ii)	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility);

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes (the "VAC Boeing 747s"); and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the VAC Boeing 747s.

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

          Amendment Number Three to Secured Credit Facility. On July 11, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Evergreen Airlines to i) lease the VAC Boeing 747s from Ventures Acquisition Company LLC ("Ventures Acquisition Company"), an affiliated entity that is wholly-owned by one of our beneficiaries, Mr. Smith, and ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the VAC Boeing 747s. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company (the "VAC Stock Pledge"). However, the maximum amount of Aviation's obligations under the Secured Credit Facility that was secured by the VAC Stock Pledge was limited to an amount not greater than $58 million minus the aggregate amount of all principal, interest and fees owed by Ventures Acquisition Company under VAC's Loan Agreement with Landsbanki Íslands hf., which providing financing for VAC's purchase of the VAC Boeing 747s.

          Amendment Number Four to Secured Credit Facility. On November 30, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Four to Loan and Security Agreement ("Amendment Number Four") with the Wells Fargo Lenders. The provisions of Amendment Number Four include the following amendments and modifications: i) the deletion and replacement of certain definitions utilized in the Secured Credit Facility; ii) the clarification of the principal business operations of Evergreen Aviation and its subsidiaries; iii) the addition of certain disclosures and covenants of compliance regarding Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49049 (2001)) (the "USA Patriot Act"); iv) a modification of the Fixed Charge Coverage Ratio (as defined in the Secured Credit Facility) covenant compliance requirement; and v) Evergreen Aviation agreed to cause the Trust to grant, for the benefit of the Wells Fargo Lenders, a security interest in all of the aircraft owned by the Trust. In addition, Amendment Number Four recognizes CapitalSource Finance LLC as the successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan.

         Release of VAC Stock Pledge.  In connection with the execution of Amendment Number Four, and pursuant to a letter dated December 2, 2005, Wells Fargo Foothill, Inc., in its capacity as administrative agent for the Wells Fargo Lenders, (i) terminated the VAC Stock Pledge, (ii) released and discharged Mr. Smith from all obligations under the VAC Stock Pledge, and (iii) released all liens that had been granted by Mr. Smith under the VAC Stock Pledge.

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

Distributions to Beneficiaries

        We previously held a note receivable from one of our beneficiaries. In lieu of cash distributions to the beneficiary, the note receivable was reduced by in-kind distributions of the beneficiary's share of the Trust's net income. During the nine months ended November 30, 2004, the note receivable was reduced by $0.6 million of in-kind distributions from the beneficiary's share of the Trust's net income. As of November 30, 2004, the note receivable was repaid in full.

        We have not made any other distributions to the trust beneficiaries and, until the termination of the aircraft lease with Airlines, we do not anticipate making any such distributions.

Table of Contractual Obligations

        As of the date of this report, we do not have any future contractual obligations, excluding any obligations which may arise as a result of our guarantees of indebtedness of Evergreen Aviation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        We are not exposed to any interest rate risks. We have not entered into any obligations for trading purposes. We have not entered into any futures or swap contracts at this time.

        Concentration of Credit Risks – Because the Trust grants credit to its customer Evergreen Airlines, the financial instruments that potentially subject the Trust to credit risk are primarily accounts receivable.

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

Changes in Internal Control Over Financial Reporting

         Other than as described above, there have not been any changes in the Trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        We are not currently involved in any legal proceedings.

ITEM 1A.	RISK FACTORS

We are reliant upon one customer for 100% of our revenue.

        All of our aircraft are leased to Evergreen Airlines, a wholly-owned subsidiary of our direct parent company. As a result, we derive all of our revenue from a single aircraft lease with an affiliated entity. In the event that Evergreen Airlines either ceases to do business, or its requirements for aircraft change, Evergreen Airlines may terminate our aircraft lease. A termination of that lease would leave us without a source of revenue.

        Because Evergreen Airlines is our only customer, our ability to generate revenue is dependent upon Evergreen Airlines' continued demand to lease our aircraft. Such demand for leased aircraft is affected by various trends and fluctuations in the markets served by Evergreen Airlines. Changes in government regulations and policies, shifts in global economic and political environments, and the emergence of new competition are all factors that influence decisions by Evergreen Airlines to increase or decrease the number of aircraft that it leases. A decision by Evergreen Airlines to terminate our aircraft lease would have a material adverse effect upon us.

The financing agreements of Evergreen Aviation, include financial covenants that impose substantial restrictions on the financial and business operations of Evergreen Aviation and its restricted subsidiaries, including us.

        The terms of financing agreements of Evergreen Aviation restrict the ability of Evergreen Aviation and its restricted subsidiaries, including us, to, among other things:

•	incur additional debt;
•	pay dividends or make other payments on investments;
•	consummate asset sales or similar transactions;
•	create liens;
•	merge or consolidate with any other person; or
•	sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of our assets.

        These financing agreements also contain covenants that require Evergreen Aviation and its restricted subsidiaries, including us, to meet certain financial tests in order to continue to borrow and to avoid a default that might lead to an early termination of the financing agreements

        If Evergreen Aviation or any of its restricted subsidiaries, including us, were not able to comply with these covenants, the outstanding obligations under these financing agreements could be accelerated and become immediately due and payable. In such event, the lenders under these financing agreements could seek payment from us as a co-guarantor.

Our fixed-wing aircraft fleet consists primarily of older aircraft which require more maintenance and repair than newer aircraft, exposing us to the potential risks of higher maintenance costs.

        Our fleet of fixed-wing aircraft consists of one Boeing 747 aircraft and three DC-9 aircraft, all manufactured between 1967 and 1975. As of November 30, 2005, the average age of our fixed-wing aircraft was approximately 39 years. The age of our aircraft increases the likelihood that in the future we will need significant capital resources to repair or replace our aircraft. Furthermore, as of the date of this quarterly report, Airlines has temporarily grounded the three DC-9 aircraft, and at least one of the DC-9 aircraft would require significant capital resources to return the aircraft to airworthiness condition. The incurrence of substantial maintenance expenses for our aircraft, or the incurrence of significant capital expenditures to replace any of our aircraft, could have a material adverse effect on our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        We are not currently involved in any legal proceedings.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

10.1	*	Amendment Number Four to Loan and Security Agreement dated November 30, 2005, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUST CREATED FEBRUARY 25, 1986 (Registrant)

Date: January 17, 2006	/s/ John A. Irwin John A. Irwin Principal Executive Officer

Date: January 17, 2006	/s/ Lawrence J. Bolton Lawrence J. Bolton Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	*	Amendment Number Four to Loan and Security Agreement dated November 30, 2005, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.