Form 10-K
period 2006-02-28
TRUST CREATED FEBRUARY 25 1986
filed 2006-05-30
CIK 1265092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2006

Commission File Number: 333-109667-01

TRUST CREATED FEBRUARY 25, 1986
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	51-6162910 (IRS Employer Identification Number)
3850 Three Mile Lane, McMinnville, Oregon (Address of principal executive offices)	97128-9496 (Zip Code)

Registrant's telephone number, including area code: (503) 472-9361

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer _____ Accelerated filer _____ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2006 there were two beneficial interests of the registrant outstanding held by affiliates of the registrant.

TRUST CREATED FEBRUARY 25, 1986
2006 ANNUAL REPORT ON FORM 10-K

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements and assumptions with respect to future revenues, income and cash flows, program performance, the outcome of litigation, and planned dispositions of assets are examples of forward-looking statements. Wherever possible, we have identified these "forward-looking" statements by words such as "anticipates," "believes," "could," "may," "intends," "estimates," "expects," "projects," and similar phrases.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Such risks and uncertainties include, but are not limited to, those set forth in "Risk Factors" in Item 1A below. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We assume no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information, future events or otherwise, except as required by law.

Available Information

General information about us, our direct parent company, and the other subsidiaries of our direct parent company can be found at www.evergreenaviation.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our direct parent company's website at www.evergreenaviation.com, as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission ("SEC"). Information on our direct parent company's website is not incorporated into, this Form 10-K or our other securities filings, and is not a part of such filings.

Final SEC Report

We have determined that we are no longer required to file reports under the Exchange Act. This Annual Report on Form 10-K will be our final report filed under the Exchange Act. Information relating to us will continue to be included in the reports filed under the Exchange Act by Evergreen Holdings, Inc. ("Holdings"). Our financial information is included in the consolidated financial information of Holdings.

ITEM 1. BUSINESS

General Description

The Trust Created February 25, 1986 ("Trust," "we," "us," or "our") is a subsidiary of Evergreen International Aviation, Inc. ("Evergreen Aviation"), which is a wholly-owned subsidiary of Evergreen Holdings, Inc. ("Holdings"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (as assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King, Christian Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft and two McDonnell Douglas DC-9 ("DC-9") aircraft and related parts.

We provide aircraft leasing services to our sole customer, Evergreen International Airlines, Inc. ("Evergreen Airlines"), a wholly-owned subsidiary of Evergreen Aviation. During the last three fiscal years, rental revenue from Evergreen Airlines accounted for 100% of our operating revenue. Because all of our aircraft are under lease to Evergreen Airlines, we do not have excess capacity.

Trust Beneficiaries

The Trust has two beneficiaries.

Mr. Delford M. Smith, the controlling shareholder of Holdings, holds a one-third beneficial ownership interest in that portion of the Trust that owns the Boeing 747 aircraft. Evergreen Aviation, our direct parent company, holds the remaining two-thirds beneficial ownership interest in the portion of the Trust that owns the Boeing 747 aircraft and the entire beneficial ownership interest in that portion of the Trust that owns the two DC-9 aircraft and related parts.

Regulation

Both the Federal Aviation Administration ("FAA") and the U.S. Department of Transportation ("DOT") exercise regulatory authority over us.

Aircraft Certification and Maintenance - The FAA has primary regulatory authority over matters relating to aircraft certification and maintenance. FAA regulations are designed to ensure the continuous maintenance and safe operation of all aircraft. Pursuant to these regulations, Evergreen Airlines and we have established an FAA-approved maintenance program that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.

Environmental - Under the Airport Noise and Capacity Act of 1990, both the FAA and the DOT have authority to monitor and regulate aircraft engine noise. Our aircraft fleet is in current compliance with the FAA regulations for "Stage III" standards of aircraft engine noise. Our aircraft are also subject to, and are in compliance with, the regulations governing engine emissions.

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

The financing agreements of Evergreen Aviation include financial covenants that impose substantial restrictions on the financial and business operations of Evergreen Aviation and its restricted subsidiaries, including us.

The terms of the Indenture and the Secured Credit Facility (see "Note 5 - Trust as Co-Guarantor of Evergreen Aviation Debt Obligations" in Item 8 below) restrict the ability of Evergreen Aviation and its restricted subsidiaries, including us, to, among other things:

•	incur additional debt

•	pay dividends or make other payments on investments

•	consummate asset sales or similar transactions

•	create liens

•	merge or consolidate with any other person

•	sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of our assets

The terms of the Secured Credit Facility also contain covenants that require Evergreen Aviation and its restricted subsidiaries, including us, to meet certain financial tests in order to continue to borrow under the Secured Credit Facility and to avoid a default that might lead to an early termination of the Secured Credit Facility.

If Evergreen Aviation or any of its restricted subsidiaries, including us, were not able to comply with these covenants, the outstanding obligations under these credit facilities could be accelerated and become immediately due and payable. In such event, the lenders under these credit facilities could seek payment from us as a co-guarantor under such credit facilities.

Our fixed-wing aircraft fleet consists primarily of older aircraft which require more maintenance and repair than newer aircraft, exposing us to the potential risks of higher maintenance costs.

Our fleet of fixed-wing aircraft consists of one Boeing 747 aircraft and two DC-9 aircraft and related parts, all manufactured between 1967 and 1975. As of February 28, 2006, the average age of our fixed-wing aircraft was approximately 36 years. The age of our aircraft increases the likelihood that in the future we will need significant capital resources to repair or replace our aircraft.

Older aircraft tend to have higher maintenance and operational costs than newer aircraft for a number of reasons. Under FAA regulations, certain older aircraft components, which otherwise would be repairable, must be replaced after a specified number of flight hours or take-off/landing cycles. In addition, older aircraft may need to be refitted with newer technology. Also older aircraft tend to be less fuel-efficient than newer aircraft, causing operating costs to be comparatively higher than newer aircraft.

The incurrence of substantial maintenance expenses for our aircraft, or the incurrence of significant capital expenditures to replace an aircraft, could have a material adverse effect on our results of operations and financial condition.

ITEM 2.	PROPERTIES

The following table shows our aircraft fleet at February 28, 2006.

Aircraft Type		Owned
Boeing 747 200	Cargo transport	1	(1)
McDonnell Douglas DC-9-30	Cargo transport	2	(2)
Total		3

(1)
Mr. Delford M. Smith holds a one-third beneficial interest in the portion of the Trust that owns the Boeing 747 aircraft. Evergreen Aviation holds the remaining two-thirds beneficial interest in the portion of the Trust that owns the Boeing 747 aircraft.

(2)	Evergreen Aviation holds the entire beneficial interest in that portion of the Trust that owns the two DC-9 aircraft and related parts.

The Trust is a joint and several co-guarantor of the Secured Credit Facility and the Indenture, and our aircraft are pledged as collateral to secure payment of these obligations. See "Note 5 - Trust as Co-Guarantor of Evergreen Aviation Debt Obligations" in Item 8 below.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this Annual Report, the Trust did not have any outstanding shares of common stock. Two beneficiaries, who are affiliates of the Trust, hold all the beneficial interests in the Trust.

There are no outstanding options, warrants or rights for beneficial interests in the Trust. The Trust does not have an equity compensation plan. The Trust does not pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our financial statements. For comparability of results, this information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report, and our financial statements and related notes included in Item 8 of this Annual Report.

Selected Results of Operations Data
(in thousands of dollars)

	Fiscal Year
	2006	2005	2004	2003	2002
Operating revenues:
Rental income from affiliate	$7,470	$7,523	$7,496	$7,522	$7,533
Operating expenses:
Depreciation	374	374	373	330	611
Impairment charge on aircraft(1)	-	-	-	-	9,018
Interest expense	129	630	1,175	1.706	2,102
Interest income	-	(9)	(65)	(465)	(507)
Net income (loss)	$6,967	$6,528	$6,013	$5,951	$(3,691)

Selected Balance Sheet Data
(in thousands of dollars)

	At the End of Fiscal Year
	2006	2005	2004	2003	2002
Cash and cash equivalents	$-	$-	$-	$-	$-
Working capital deficit(2):	-	(3,399)	(5,059)	(4,826)	(3,954)
Total assets	11,997	12,371	13,346	15,875	16,916
Long-term debt	-	-	2,898	9,586	13,942
Total debt(3)	-	3,370	7,957	14,288	17,896
Total trust equity (deficit)	6,802	3,794	590	(2,440)	(3,903)

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

Business Overview

Our only source of revenue comes from the rental of aircraft to one customer. We own one Boeing 747 aircraft and two DC-9 aircraft that we lease to Evergreen Airlines. Because we share the same direct parent company, the aircraft leasing activity between the Trust and Evergreen Airlines generates not only intercompany transactions, but also receivables from affiliate and payables to affiliate.

In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines paid to FINOVA Capital Corporation ("FINOVA") the monthly installments due under the FINOVA Note (as defined in "Capital Resources and Liquidity - FINOVA Note" below). However, because the amounts of the monthly debt installments paid by Evergreen Airlines were less than the amounts of the monthly rent that Evergreen Airlines would have otherwise paid under the lease, we have recorded the accumulated differences as a receivable from affiliate. On September 29, 2005, the FINOVA note matured and was paid in full at that time. See "Revenue Recognition" below.

All intercompany transaction, affiliate receivables and affiliate payables between us and Evergreen Airlines are eliminated in consolidation at the parent company level.

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

Critical Accounting Policies

The discussion and analysis of our results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition - We recognize rental revenue on a straight-line basis, in conformity with Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases. However, the monthly rent obligation of the lessee incrementally changes throughout the term of the lease. Therefore, in order to recognize the changing rent payments on a straight-line basis over the term of the lease, each month we recognize rental revenue in an amount equal to the total amount of rent payable under the lease divided by the total number of months in the lease term.

The differences between the monthly rent obligations under the aircraft lease and the corresponding recognized rental revenue have generated deferred rental income. Since the inception of the lease, the monthly rent obligations have been more than the corresponding amounts of recognized rental revenue, causing deferred rental income to increase. At this point in time, the lessee's monthly rental obligations are less than the corresponding amounts of recognized rental revenue. Accordingly, we have begun amortizing the deferred rental income balance ratably over the remaining term of the lease.

Depreciation of Aircraft - We record aircraft at cost and record depreciation using the straight-line method. We depreciate each aircraft over its estimated remaining economic life to its estimated residual value. We estimate the remaining economic life of an aircraft as of the point in time when we purchase it, and we base our estimates of residual values on sales of similar aircraft and spare parts.

Impairment of Long-Lived Assets - We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, Accounting for theImpairment or Disposal of Long-Lived Assets. We evaluate recoverability when events and circumstances indicate that the net carrying value of our long-lived assets may not be recoverable. We recognize an impairment loss when the sum of the undiscounted cash flows estimated to be generated by our long-lived assets is less than the assets' net carrying value. Our cash flow estimates are based on historical results, as adjusted to reflect our best estimates of future market and operating conditions. The net carrying value of our long-lived assets determined to be not recoverable is reduced to fair value.

Income Taxes - We are organized as, and file income tax returns as, a grantor trust. Therefore, under the grantor trust provisions of the Internal Revenue Code and applicable state law, we are not liable for payment of federal or state income taxes. Rather, our taxable income is attributed directly to the beneficiaries of the Trust.

Recent Accounting Pronouncements

Current Fiscal Year.

None of the accounting pronouncements enacted during our fiscal year 2006 had, or is expected to have, a material effect on our financial statements or results of operations.

Prior Fiscal Years.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of ARB No.51 Consolidated Financial Statements, and subsequently revised in December 2003, with the issuance of FIN 46-R. The interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46-R also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Trust's parent company, Evergreen Aviation, adopted FIN 46-R as of the period beginning March 1, 2005. Based upon their assessment of the impact of FIN 46-R on Evergreen Aviation and the Trust, management has concluded that the Trust is not the primary beneficiary of any variable interest entities. See "Note 1 - Significant Accounting Policies" in Item 8 of this Annual Report.

RESULTS OF OPERATIONS

The following information is derived from our audited financial statements for fiscal years 2006, 2005 and 2004, which are included in Item 8 of this Annual Report.

Results of Operations
(in thousands of dollars)

	Fiscal Year
	2006	2005	2004
Operating revenue:
Rental income from affiliate	$7,470	$7,523	$7,496

Expense (other income)
Depreciation	374	374	373
Interest expense	129	630	1,175
Interest income		(9)	(65)

Net income	6,967	6,528	6,013

Trust equity at beginning of period	24,327	18,409	15,138
Less: Distributions to beneficiaries	-	(610)	(2,742)

Trust equity at end of period	$31,294	$24,327	$18,409

Rental Income from Affiliate - We derive 100% of our operating revenue from the aircraft lease with our affiliate, Evergreen Airlines. During fiscal years 2006, 2005 and 2004, our rental income from affiliate was $7.5 million per year.

Depreciation - During fiscal years 2006, 2005 and 2004, depreciation expense on our aircraft was $0.4 million per year.

Interest Expense - Interest expense for fiscal year 2006 was $0.1 million, which was $0.5 million lower than in fiscal year 2005. Interest expense for fiscal year 2005 was $0.6 million, which was $0.6 million lower than in fiscal year 2004. The decreases in interest expense for fiscal years 2006 and 2005 were mainly due to reductions in and full repayment of our note payable to FINOVA in fiscal year 2006. See "Note 3 - Long-Term Debt Obligations" in Item 8 below.

Interest Income - Interest income for fiscal year 2006 was $0, a $9,000 decrease from fiscal year 2005 due to reductions in notes receivable from affiliate. Interest income for fiscal year 2005 was $9,000, a $56,000 decrease from fiscal year 2004. The decrease in interest income for fiscal year 2005 was primarily due to reductions in outstanding balances of notes receivable from affiliate. See "Note 4 - Related Party Transactions" in Item 8 below.

Net Income - Net income for fiscal year 2006 was $7.0 million, an increase of $0.5 million, or 6.7%, as compared to fiscal year 2005. For fiscal years 2005 and 2004, net income was $6.5 million and $6.0 million per year, respectively.

CAPITAL RESOURCES AND LIQUIDITY

FINOVA Note

In May 1997, we entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation (the "FINOVA Note"), with interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note was scheduled to mature with a final payment of approximately $2.5 million due and payable upon maturity. The FINOVA Note was secured by means of a first priority security interest granted to FINOVA in the Trust Boeing 747 and the DC-9 aircraft owned by the Trust.

Effective April 29, 2005, we executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. As of September 30, 2005, outstanding principal and accrued interest of the FINOVA Note had been paid in full, and FINOVA's security interest in the aircraft was released and subsequently granted to the Wells Fargo Lenders (defined below) and the Indenture trustee (defined below).

The amount of the monthly loan installments paid by Evergreen Airlines have been lower than Evergreen Airlines' monthly rental obligation under the aircraft lease. The difference between the amounts has been recorded by us as a receivable from affiliate. However, because the timing of future collection is uncertain, we have reported the receivable on our financial statements as a reduction to trust equity.

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

Indenture Notes - In May 2003, Evergreen Aviation issued $215.0 million of 12% Senior Second Secured Notes (the "Indenture Notes") pursuant to an Indenture (the "Indenture"), dated as of May 16, 2003, executed by and among (i) Evergreen Aviation, as issuer, (ii) Holdings and substantially all of the subsidiaries of Evergreen Aviation, including the Trust, as guarantors, and (iii) J.P. Morgan Trust Company, N.A., as successor trustee to Bank One, N.A., as trustee.

The Indenture Notes bear interest at an annual fixed rate of 12.0%. Payments of interest are due semi-annually on May 15th and November 15th of each year. The most recent semi-annual payment of interest in the amount of $12.9 million was funded by Evergreen Aviation on May 15, 2006. The next payment of accrued interest in the amount of $12.9 million will be due and payable on November 15, 2006.

The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust. The Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Evergreen Aviation's subsidiaries, and the Trust.

The Indenture imposes certain restrictions on Evergreen Aviation and its restricted subsidiaries, including the Trust. Such restrictions include, but are not limited to, restrictions on the ability to:

•	incur additional debt or create liens

•	pay dividends or acquire shares of capital stock

•	make payments on subordinated debt or make investments

•	make distributions from restricted subsidiaries

•	issue or sell capital stock of restricted subsidiaries

•	issue guarantees

•	sell or exchange assets, or make capital expenditures

•	enter into transactions with shareholders and affiliates

•	effect mergers and other changes of control

Secured Credit Facility - On May 13, 2004, Evergreen Aviation and certain of its subsidiaries, including the Trust, entered into a three-year senior secured credit facility (the "Secured Credit Facility") with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, "the Wells Fargo Lenders"). The Secured Credit Facility consists of two loans - a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is secured by substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust.

As of February 28, 2006, the outstanding balance of the Secured Credit Facility was $50.2 million. Taking into consideration the Minimum Availability Requirement (as defined below), as of February 28, 2006, Evergreen Aviation's availability to obtain additional advances under the Secured Credit Facility was $33.8 million.

Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In particular, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to maintain (i) an undrawn availability of not less than $5.0 million on the revolving loan (the "Minimum Availability Requirement"), (ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), and (iii) a minimum ratio with respect to fixed charge coverage. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of February 28, 2006, Evergreen Aviation and its subsidiaries were in compliance with such covenants.

Risk of Default on Debt Obligations - Substantially all of the assets of Evergreen Aviation and its subsidiaries, including the Trust, are pledged as collateral under Evergreen Aviation's various debt agreements. Furthermore, the Indenture and the Secured Credit Facility both contain cross-default provisions whereby certain events of default under one or more of the debt obligations of Evergreen Aviation or its subsidiaries, including the Trust, will result in an event of default under either, or both, the Indenture and the Secured Credit Facility. In the event that such defaults are not cured or waived, the Trust is at risk that the Trust's obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated.

Notice and Waiver of Specified Events of Default - On June 1, 2005, the Wells Fargo Lenders notified Evergreen Aviation that the Wells Fargo Lenders believed that Evergreen Aviation was in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

•	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note

•	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility)

•	making an unpermitted investment toward the purchase of two Boeing 747 airplanes

•	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the two Boeing 747 airplanes

The Wells Fargo Lenders further notified Evergreen Aviation that, as a result of the Specified Events of Default, the Wells Fargo Lenders had elected to charge the default rate of interest, which, as set forth in the Secured Credit Facility, is a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable. The default rate of interest was charged from April 29, 2005, the date on which the Wells Fargo Lenders asserted a default occurred under the FINOVA Loan, until June 14, 2005, the date on which the Wells Fargo Lenders, by execution of Amendment Number Two (defined below), waived the Specified Events of Default. At April 29, 2005, the per annum rates of interest on the Secured Credit Facility ranged from 6.09% to 8.75%.

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

Amendment Number Three to Secured Credit Facility. On July 11, 2005, Ventures Acquisition Company, LLC ("VAC"), a wholly-owned company of Mr. Delford M. Smith, purchased the VAC Boeing 747 Aircraft. On the same day, Evergreen Aviation entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Evergreen Airlines to (i) lease the VAC Boeing 747 Aircraft from Ventures Acquisition Company and (ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the VAC Boeing 747 Aircraft. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company (the "VAC Stock Pledge") as further security for repayment of the Secured Credit Facility. However, for purposes of the VAC Stock Pledge, the maximum amount of the Company's obligations under the Secured Credit Facility that is secured by the VAC Stock Pledge is limited to an amount not greater than $58.0 million minus the aggregate amount of all principal, interest and fees owed by Ventures Acquisition Company under certain other debt.

Amendment Number Four to Secured Credit Facility. On November 30, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Four to Loan and Security Agreement ("Amendment Number Four") with the Wells Fargo Lenders. The provisions of Amendment Number Four include, but are not limited to, the following amendments and modifications: (i) the deletion and replacement of certain definitions utilized in the Secured Credit Facility, (ii) the clarification of the business operations of Evergreen Aviation and its subsidiaries, (iii) the addition of certain disclosures and covenants of compliance regarding Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49049 (2001)) (the "USA Patriot Act"), (iv) a modification of the Fixed Charge Coverage Ratio (as defined in the Secured Credit Facility) covenant compliance requirement, and (v) Evergreen Aviation agreed to cause the Trust to grant, for the benefit of the Wells Fargo Lenders, a security interest in all of the aircraft owned by the Trust. In addition, Amendment Number Four recognizes CapitalSource Finance LLC as the successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan.

Amendment Number Five to Secured Credit Facility. Effective March 9, 2006, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Five to Loan and Security Agreement with the Wells Fargo Lenders ("Amendment Number Five"). The effect of Amendment Number Five is to (i) add and revise definitions to the Secured Credit Facility, (ii) revise provisions relating to permitted purchase money indebtedness, and (iii) delete one aircraft from the collateral securing the Secured Credit Facility.

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

Trust Collateral. The Trust in January 2006 granted the Wells Fargo Lenders a security interest in the Trust Boeing 747 and the two DC-9 aircraft currently owned by the Trust that were previously subject to a security interest granted to secure the FINOVA Note. See FINOVA Note above.

Distributions to Beneficiaries

We previously held a note receivable from one of our beneficiaries. In lieu of cash distributions to the beneficiary, the note receivable was reduced by in-kind distributions of the beneficiary's share of the Trust's net income. As of August 31, 2004, the note receivable was repaid in full. We have not made any other distributions to the Trust beneficiaries.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations as of February 28, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We have no debt outstanding as of February 28, 2006. We have not entered into any obligations for trading purposes. We are not exposed to foreign currency exchange rate risks or commodity price risks. We have not entered into any futures or swap contracts at this time.

Concentration of Credit Risks - Financial instruments that potentially subject the Trust to credit risk are primarily accounts receivable. Accounts receivable derived from operations are the same as collateral for debt to FINOVA Capital Corporation. See "Note 3 - Long-Term Debt Obligations" in Item 8 below. The Trust operates for, and grants credit to, its customer Evergreen Airlines.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Beneficiaries of the 1986 Trust

We have audited the accompanying balance sheets of the Trust Created February 25, 1986 ( the "Trust" see Note 1) as of February 28, 2006 and February 28, 2005 and the related statements of operations and trust equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of February 28, 2006 and February 2005, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The Trust is a member of a group of affiliated companies and, as described in Notes 1, 3, 4 and, 5 of the accompanying financial statements, has extensive transactions and relationships with members of this group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

/s/ GHP HORWATH, P.C.

Denver, Colorado
May 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Beneficiaries of the 1986 Trust:

In our opinion, the accompanying financial statements of the Trust created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended on May 8, 2003, among Evergreen International Aviation Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King Christian, Inc.) and Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee (the "1986 Trust" or the "Company") present fairly, in all material respects, the results of its operations and Trust equity and its cash flows for the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Portland, OR
May 20, 2004

BALANCE SHEETS
As of February 28, 2006 and February 28, 2005
(in thousands of dollars)

	2006	2005

ASSETS
Aircraft and equipment, net	$11,358	$11,732
Due from affiliate	639	639

Total assets (all non-current)	$11,997	$12,371

LIABILITY AND TRUST EQUITY
Current liabilities:
Accrued liabilities	$-	$29
Current portion of long-term debt	-	3,370

Total current liabilities	-	3,399

Long-term debt	-	-
Deferred rental income	5,195	5,178

Total liabilities	5,195	8,577

Trust equity	31,294	24,327
Less: Receivable from affiliates	(24,492)	(20,533)

Total trust equity	6,802	3,794

Total liabilities and trust equity	$11,997	$12,371

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF OPERATIONS AND TRUST EQUITY
For Fiscal Years Ended
February 28, 2006, February 28, 2005, and February 29, 2004
(in thousands of dollars)

	2006	2005	2004

Operating revenue:
Rental income from affiliate	$7,470	$7,523	$7,496

Expense (other income)
Depreciation	374	374	373
Interest expense	129	630	1,175
Interest income from affiliate	-	(9)	(65)

Net income	6,967	6,528	6,013
Trust equity at the beginning of period	24,327	18,409	15,138
Less: Distribution to beneficiaries	-	(610)	(2,742)

Trust equity at end of period	$31,294	$24,327	$18,409

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS

For Fiscal Years Ended
February 28, 2006, February 28, 2005, and February 29, 2004
(in thousands of dollars)

	2006	2005	2004
Cash flows from operating activities:
Net income	$6,967	$6,528	$6,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	399	374	373
Account receivable from affiliate	(3,959)	(2,714)	(241)
Accrued liabilities	(29)	29	(124)
Due from affiliate	-	(3)	1,121
Deferred rental income	17	379	896

Net cash provided by operating activities	3,395	4,593	8,038
Cash flows from investing activities:
Notes receivable from affiliate	-	604	1,035

Net cash provided by investing activities	-	604	1,035
Cash flows from financing activities:
Payments on long-term debt	(3,370)	(4,587)	(6,331)
Distributions to beneficiaries	-	(610)	(2,742)
Capitalized loan acquisition costs	(25)	-	-

Net cash used in financing activities	(3,395)	(5,197)	(9,073)

Net decrease in cash	-	-	-
Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Trust Created February 25, 1986 ("Trust," "we," "us," or "our") is a subsidiary of Evergreen International Aviation, Inc. ("Evergreen Aviation"), which is a wholly-owned subsidiary of Evergreen Holdings, Inc. ("Holdings"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (as assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King, Christian Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee.

The Trust provides aircraft leasing services to its sole customer, Evergreen International Airlines, Inc. ("Evergreen Airlines"), a wholly-owned subsidiary of Evergreen Aviation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition - We recognize rental revenue on a straight-line basis, in conformity with Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases. However, the monthly rent obligation of the lessee incrementally changes throughout the term of the lease. Therefore, in order to recognize the changing rent payments on a straight-line basis over the term of the lease, each month we recognize rental revenue in an amount equal to the total amount of rent payable under the lease divided by the total number of months in the lease term.

The differences between the monthly rent obligations under the aircraft lease and the corresponding recognized rental revenue have generated deferred rental income. Since the inception of the lease, the monthly rent obligations have been more than the corresponding amounts of recognized rental revenue, causing deferred rental income to increase. At this time the lessee's monthly rent obligations are less than the corresponding amounts of recognized rental revenue. Accordingly, we have begun amortizing the deferred rental income balance ratably over the remaining term of the lease.

Depreciation of Aircraft - We record aircraft at cost and record depreciation using the straight-line method. We depreciate each aircraft over the aircraft's estimated remaining economic life to its estimated residual value. Remaining economic life is determined as of when the aircraft is purchased, and estimated residual values are based on sales of similar aircraft and spare parts.

Impairment of Long-Lived Assets - We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate recoverability when events and circumstances indicate that the net carrying value of our long-lived assets may not be recoverable. We recognize an impairment loss when the sum of the undiscounted cash flows estimated to be generated by our long-lived assets is less than the assets' net carrying value. Our cash flow estimates are based on historical results, as adjusted to reflect our best estimates of future market and operating conditions. The net carrying value of our long-lived assets determined to be not recoverable is reduced to fair value.

Receivable from Affiliate - In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines paid to FINOVA Capital Corporation ("FINOVA") the monthly installments due under the FINOVA Note. See "Note 3 - Long-Term Debt Obligations" below. However, the amounts of the monthly debt installments paid by Evergreen Airlines were less than the amounts of the monthly rent that Evergreen Airlines would have otherwise paid under the lease. We have recorded the accumulated differences as a receivable from affiliate. However, because future collection is uncertain, the receivable is reported in our financial statements as a reduction to trust equity.

Income Taxes - We are organized as, and file income tax returns as, a grantor trust. Therefore, under the grantor trust provisions of the Internal Revenue Code and applicable state law, we are not liable for payment of federal or state income taxes. Rather, our taxable income is attributed directly to the beneficiaries of the Trust.

RECENT ACCOUNTING PRONOUNCEMENTS

Current Fiscal Year. None of the accounting pronouncements enacted during our fiscal year 2006 had, or is expected to have, a material effect on our financial statements or results of operations.

Prior Fiscal Years. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of ARB No.51 Consolidated Financial Statements, and subsequently revised in December 2003, with the issuance of FIN 46-R. The interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46-R also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Trust's parent company, Evergreen Aviation, adopted FIN 46-R as of the period beginning March 1, 2005. Based upon their assessment of the impact of FIN 46-R on Evergreen Aviation and the Trust, management has concluded that the Trust is not the primary beneficiary of any variable interest entities.

NOTE 2 - AIRCRAFT AND EQUIPMENT

Aircraft owned by the Trust consists of one Boeing 747 aircraft and two DC-9 aircraft and related parts. As of February 28, 2006 and February 28 2005 the net carrying value of the aircraft was as follows:

(in thousands)	2006	2005

Boeing 747 aircraft	$31,243	$31,243
DC-9 aircraft	17,380	17,380
	48,623	48,623
Less: accumulated depreciation	(37,265)	(36,891)

Net carrying value	$11,358	$11,732

The Trust is a joint and several co-guarantor of 12% Senior Second Secured Notes issued by Evergreen Aviation, and the aircraft are pledged as collateral to secure payment of these obligations. See "Note 5 - Trust as Co-Guarantor of Evergreen Aviation Debt Obligations" below.

The Trust leases all of its aircraft to an affiliate, Evergreen Airlines. See "Note 4 - Related Party Transactions" below.

NOTE 3 - LONG-TERM DEBT OBLIGATIONS

The Trust's long-term debt as of February 28, 2006 and February 28, 2005 consisted of the following:

(in thousands)	2006	2005

Note payable to FINOVA Capital Corporation	$-	$3,370
Less current portion	-	(3,370)

Net long-term debt	$-	$-

In May 1997, we entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation (the "FINOVA Note"), with interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note was scheduled to mature with a final payment of approximately $2.5 million due and payable upon maturity. The FINOVA Note was secured by means of a first priority security interest granted to FINOVA in the Trust Boeing 747 and the DC-9 aircraft owned by the Trust.

Effective April 29, 2005, we executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. As of September 30, 2005, outstanding principal and accrued interest of the FINOVA Note had been paid in full, and FINOVA's security interest in the aircraft was released and subsequently granted to the Wells Fargo Lenders and the Indenture trustee.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Trust has extensive transactions and relationships with subsidiaries and affiliates of Holdings and Evergreen Aviation. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions with unaffiliated third parties.

Rental Income from Affiliate - The Trust leases its owned aircraft to Evergreen Airlines, an affiliate of the Trust. During each of the fiscal years ended February 28, 2006 and February 28, 2005, the Trust recognized rental revenue from affiliate in the amount of $7.5 million.

Deferred Rental Income - The monthly rent obligation of Evergreen Airlines changes throughout the term of the aircraft lease. However, the Trust recognizes rental revenue on a straight-line basis, in conformity with SFAS No. 13. Therefore, each month the Trust recognizes rental revenue in an amount equal to the total amount of rent payable under the lease divided by the total number of months in the lease term. The accumulated differences between the lessee's monthly rent obligation and the amount of rental revenue recognized by the Trust has been recorded as deferred rental income. From October 1, 2005 through February 28, 2006, revenue was recognized solely from deferred rental income. Deferred rental income will continue to be amortized through April 30, 2007, at which time the remaining deferred rental income balance will be zero. As of February 28, 2006 and February 28, 2005, the balances of deferred rental income was $5.2 million.

Receivable from Affiliate - In partial satisfaction of its obligations under the aircraft lease, Evergreen Airlines paid to FINOVA the monthly installments due under the FINOVA Note. See Note 3 - Long-Term Debt Obligations" above. However, the amounts of the monthly debt installments paid by Evergreen Airlines were less than the amounts of the monthly rent that Evergreen Airlines would have otherwise paid under the aircraft lease. The Trust has recorded the accumulated differences as a receivable from affiliate. As of February 28, 2006, and February 28, 2005, the amounts of receivable from affiliate were $24.5 million and $20.5 million, respectively. However, because the timing of future collection is uncertain, we have reported the receivable on our financial statements as a reduction to trust equity.

Note Receivable from Affiliate - The Trust previously held a note receivable from one of its beneficiaries. At February 28, 2005 and February 29, 2004, the outstanding balance of the note receivable was $0.6 million. The note receivable was reduced by in-kind distributions of the beneficiary's share of the Trust's net income. As of August 31, 2004, the note receivable was repaid in full.

Due from Affiliate - The line item "Due from affiliate" represents certain accounts receivable from Evergreen Aviation and its subsidiaries that have accrued over time. As of February 28, 2006 and February 28, 2005, the balances due from affiliates were $0.6 million and $0.6 million, respectively.

NOTE 5 - TRUST AS CO-GUARANTOR OF EVERGREEN AVIATION DEBT OBLIGATIONS

The Trust, along with substantially all of the subsidiaries of Evergreen Aviation, is a joint and several co-guarantor of the Indenture Notes (see "Indenture Notes" below) and the Secured Credit Facility (see "Secured Credit Facility" below). Substantially all of the Trust's assets are pledged as collateral to secure payment of these debt obligations.

Indenture Notes - In May 2003, Evergreen Aviation issued $215.0 million of 12% Senior Second Secured Notes (the "Indenture Notes") pursuant to an Indenture (the "Indenture"), dated as of May 16, 2003, executed by and among (i) Evergreen Aviation, as issuer, (ii) Holdings and substantially all of the subsidiaries of Evergreen Aviation, including the Trust, as guarantors, and (iii) J.P. Morgan Trust Company, N.A., as successor trustee to Bank One, N.A., as trustee.

The Indenture Notes bear interest at an annual fixed rate of 12.0%. Payments of interest are due semi-annually on May 15th and November 15th of each year. The most recent semi-annual payment of interest in the amount of $12.9 million was funded by Evergreen Aviation on May 15, 2006. The next payment of accrued interest in the amount of $12.9 million will be due and payable on November 15, 2006.

The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust. The Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Evergreen Aviation's subsidiaries, and the Trust.

The Indenture imposes certain restrictions on Evergreen Aviation and its restricted subsidiaries, including the Trust. Such restrictions include, but are not limited to, restrictions on the ability to:

•	incur additional debt or create liens

•	pay dividends or acquire shares of capital stock

•	make payments on subordinated debt or make investments

•	make distributions from restricted subsidiaries

•	issue or sell capital stock of restricted subsidiaries

•	issue guarantees

•	sell or exchange assets, or make capital expenditures

•	enter into transactions with shareholders and affiliates

•	effect mergers and other changes of control

Secured Credit Facility - On May 13, 2004, Evergreen Aviation and certain of its subsidiaries, including the Trust, entered into a three-year senior secured credit facility (the "Secured Credit Facility") with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, "the Wells Fargo Lenders"). The Secured Credit Facility consists of two loans - a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is secured by substantially all of the assets of Evergreen Aviation and its domestic subsidiaries, including the assets of the Trust.

As of February 28, 2006, the outstanding balance of the Secured Credit Facility was $50.2 million. Taking into consideration the Minimum Availability Requirement (as defined below), as of February 28, 2006, Evergreen Aviation's availability to obtain additional advances under the Secured Credit Facility was $33.8 million.

Evergreen Aviation and its restricted subsidiaries, including the Trust, are subject to various restrictive covenants under the Secured Credit Facility. In particular, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to maintain: (i) an undrawn availability of not less than $5.0 million on the revolving loan (the "Minimum Availability Requirement"), (ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), and (iii) a minimum ratio with respect to fixed charge coverages. In addition, Evergreen Aviation and its restricted subsidiaries, including the Trust, have agreed to limit the amount of capital expenditures that may be made in any fiscal year to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of February 28, 2006, Evergreen Aviation and its subsidiaries were in compliance with such covenants.

Risk of Default on Debt Obligations - Substantially all of the assets of Evergreen Aviation and its subsidiaries, including the Trust, are pledged as collateral under Evergreen Aviation's various debt agreements. Furthermore, the Indenture and the Secured Credit Facility both contain cross-default provisions whereby certain events of default under one or more of the debt obligations of Evergreen Aviation or its subsidiaries, including the Trust, will result in an event of default under either, or both, the Indenture and the Secured Credit Facility. In the event that such defaults are not cured or waived, the Trust is at risk that the Trust's obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated.

Dependence on Sole Source of Income - The Trust's sole source of income is from Evergreen Airlines, a wholly-owned subsidiary of Evergreen Aviation. Any event which would result in the discontinuance of the business operations of Evergreen Aviation and its subsidiaries would have a materially adverse impact upon our results of operations and financial condition.

Notice and Waiver of Specified Events of Default under Secured Credit Facility. On June 1, 2005, the Wells Fargo Lenders notified Evergreen Aviation that the Wells Fargo Lenders believed that it was in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

•	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note

•	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility)

•	making an unpermitted investment toward the purchase of two Boeing 747 airplanes (the "VAC Boeing 747 Aircraft")

•	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the VAC Boeing 747 Aircraft.

          The Wells Fargo Lenders further notified Evergreen Aviation that, as a result of the Specified Events of Default, the Wells Fargo Lenders had elected to charge the default rate of interest, which, as set forth in the Secured Credit Facility, is a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable. The default rate of interest was charged from April 29, 2005, the date on which the Wells Fargo Lenders asserted that a default had occurred under the FINOVA Note, until June 14, 2005, the date on which the Wells Fargo Lenders, by execution of Amendment Number Two (as defined below), waived the Specified Events of Default. At April 29, 2005, the per annum rates of interest on the Secured Credit Facility ranged from 6.09% to 8.75%.

Amendment Number Two to Secured Credit Facility. On June 14, 2005, Evergreen Aviation entered into an Amendment Number Two and Waiver to Loan and Security Agreement (the "Amendment Number Two") with the Wells Fargo Lenders whereby the Wells Fargo Lenders agreed to waive the Specified Events of Default, and both parties agreed to amend the Secured Credit Facility to allow Evergreen Aviation and its subsidiaries to maintain only all-risk ground insurance coverage for aircraft that Evergreen Aviation has grounded and taken out of service.

Amendment Number Three to Secured Credit Facility. On July 11, 2005, Ventures Acquisition Company purchased the VAC Boeing 747 Aircraft. On the same day, Evergreen Aviation entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Evergreen Airlines to (i) lease the VAC Boeing 747 Aircraft from Ventures Acquisition Company and (ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the VAC Boeing 747 Aircraft. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company (the "VAC Stock Pledge") as further security for repayment of the Secured Credit Facility. However, for purposes of the VAC Stock Pledge, the maximum amount of Evergreen Aviation's obligations under the Secured Credit Facility that is secured by the VAC Stock Pledge is limited to an amount not greater than $58 million minus the aggregate amount of all principal, interest and fees owed by Ventures Acquisition Company under certain other debt.

Amendment Number Four to Secured Credit Facility. On November 30, 2005, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Four to Loan and Security Agreement ("Amendment Number Four") with the Wells Fargo Lenders. The provisions of Amendment Number Four include, but are not limited to, the following amendments and modifications: (i) the deletion and replacement of certain definitions utilized in the Secured Credit Facility, (ii) the clarification of the business operations of Aviation and its subsidiaries, (iii) the addition of certain disclosures and covenants of compliance regarding Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49049 (2001)) (the "USA Patriot Act"), (iv) a modification of the Fixed Charge Coverage Ratio (as defined in the Secured Credit Facility) covenant compliance requirement, and (v) Evergreen Aviation agreed to cause the Trust to grant, for the benefit of the Wells Fargo Lenders, a security interest in all of the aircraft owned by the Trust. In addition, Amendment Number Four recognizes CapitalSource Finance LLC as the successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan.

Amendment Number Five to Secured Credit Facility. Effective March 9, 2006, Evergreen Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Five to Loan and Security Agreement with the Wells Fargo Lenders ("Amendment Number Five"). The effect of Amendment Number Five is to (i) add and revise definitions to the Secured Credit Facility, (ii) revise provisions relating to permitted purchase money indebtedness, and (iii) delete one aircraft from the collateral securing the Secured Credit Facility.

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

Trust Collateral. The Trust in January 2006 granted the Wells Fargo Lenders a security interest in the Trust Boeing 747 and the two DC-9 aircraft currently owned by the Trust that were previously subject to a security interest granted to secure the FINOVA Note. See "FINOVA Note" above.

Financial Statement Supplementary Data

	Fiscal Year 2006 three month period ended (in thousands)
	May 31	Aug. 31	Nov. 30	Feb. 28
Operating revenue	$1,847	$1,874	$1,874	$1,875

Income from operations	$1,677	$1,735	$1,773	$1,782

Net income	$1,677	$1,735	$1,773	$1,782

	Fiscal Year 2005 three month period ended (in thousands)
	May 31	Aug. 31	Nov. 30	Feb. 28
Operating revenue	$1,880	$1,881	$1,881	$1,881

Income from operations	$1,596	$1,492	$1,599	$1,841

Net income	$1,596	$1,492	$1,599	$1,841

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Trust's management, with the participation of the Trust's principal executive officer and principal financial officer, has evaluated the effectiveness of the Trust's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Trust's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Trust's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act, and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trust's management, including the Trust's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During fiscal year 2005, the Trust retained a certified public accounting firm (the "Internal Audit Consultants") to provide certain internal audit services to the Trust. The Internal Audit Consultants assisted the Trust on various issues during the audits of the Trust's financial statements for the fiscal years ended February 28, 2006 and 2005, and performed analyses of certain major accounts included in the Trust's financial statements. The Trust believes that the internal audit function, and the account analyses performed at, and for, the fiscal year ended February 28, 2006, have positively affected both our internal control over financial reporting, and our ability to provide accurate and timely financial statements.

Internal Control Over Financial Reporting

Except as discussed above, there have not been any changes in the Trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trust does not have directors. Instead, the Trust is managed by the Owner Trustee and Beneficiaries. In addition, the Beneficiaries have the right to designate to the Owner Trustee certain individuals to serve as the principal executive officer and principal financial officer of the Trust. As of February 28, 2006, the following individuals were serving in the positions of principal executive officer and principal financial officer for the Trust:

Name	Age	Position
John A. Irwin	50	Principal Executive Officer
Lawrence J. Bolton	66	Principal Financial Officer

John A. Irwin - Mr. Irwin has served as the principal executive officer since January 2004. Mr. Irwin also serves as the Chief Financial Officer for Holdings and Evergreen Aviation, a position he has held since October 2003. Mr. Irwin also serves as Treasurer of Holdings, Vice-President of Risk Management for Evergreen Aviation, and Senior Vice-President of Finance for Evergreen Helicopters, Inc., a subsidiary of Evergreen Aviation, positions he has held since March 1999, July 1991, and November 1990, respectively. From November 2000 through October 2003, Mr. Irwin also served as the Vice President of Finance for Evergreen Airlines. Previous positions include Vice President of Finance of Helicopters and Controller of Evergreen Aviation.

Lawrence J. Bolton - Mr. Bolton has served as the principal financial officer since January 2004. Mr. Bolton has served as Vice-President of Audit for Evergreen Aviation since March 1, 2006. Previous positions held by Mr. Bolton include the Vice-President of Finance for Evergreen Helicopters, Inc., a subsidiary of Evergreen Aviation, from November 2004 to March 2006, Controller of Evergreen Airlines (from October 2003 to November 2004) and Assistant Controller of Evergreen Airlines (from October 2000 to October 2003).

Code of Ethics for Senior Financial Officers

Our direct parent company has adopted a code of ethics that applies to our direct parent company's principal executive officer, principal financial officer, controller, and persons performing similar functions within our direct parent company. The code of ethics also applies to our principal executive officer and principal financial officer. The code of ethics is available on our direct parent company's web-site at www.evergreenaviation.com. We are required to disclose any changes to, or waivers from, the code of ethics for our principal executive officer and principal financial officer. We intend to use our direct parent company's web-site as a method of disseminating this disclosure as permitted by SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

The Trust does not have any directors or employees. The individuals who serve as the Trust's principal executive officer and principal financial officer are employees of Evergreen Aviation or one of its subsidiaries. The Trust does not pay, grant or award any type of compensation to the principal executive officer or the principal financial officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial interests of the Trust's beneficiaries as of the date of this report:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Evergreen International Aviation, Inc. 3850 Three Mile Lane McMinnville, OR 97128	2/3 beneficial interest in that part of the Trust which owns the Boeing 747 aircraft and all of the beneficial interest in that part of the Trust which owns two DC-9 aircraft and related parts.	(1)

Delford M. Smith 22111 Riverwood Drive Dundee, OR 97115	1/3 beneficial interest in that part of the Trust which owns the Boeing 747 aircraft.	(1)

(1) The beneficial interests held by Evergreen International Aviation, Inc. and Delford M. Smith comprise 100% of the beneficial interests in the Trust.

Changes in Control

In connection with the execution of the Secured Credit Facility, the following beneficial interests and securities, among others, were pledged to Wells Fargo Foothills for the benefit of the Wells Fargo Lenders:

•	Evergreen Aviation, the parent company of the Trust, pledged all of its beneficial interest in the Trust

•	Holdings pledged its ownership interest in all of the outstanding common shares of Evergreen Aviation

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

In connection with the issuance of the Indenture Notes, Evergreen Aviation pledged its beneficial interest in the Trust for the benefit of the secured parties under the Indenture. The pledge of Evergreen Aviation's beneficial interest in the Trust under the Indenture is subordinated to the pledge of the same beneficial interest under the Secured Credit Facility.

In the event of a default under the Indenture that is not cured or waived, the collateral agent under the Indenture, on behalf of the secured parties, may exercise the right to take ownership of or sell any of the pledged beneficial interests. An exercise of such right by the collateral agent under the Indenture with respect to Evergreen Aviation's beneficial interest in the Trust would result in a change in control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended February 28, 2006, Mr. Delford M. Smith had a material interest in certain transactions engaged in by the Trust. Mr. Smith holds a 1/3 beneficial interest in that part of the Trust that owns the Boeing 747 aircraft. In addition, Mr. Smith has control over, either directly or indirectly, 87.4% of the outstanding common shares of Holdings.

Lease Payments - During fiscal year 2006, Mr. Smith had a material interest in rental income recognized by the Trust from the lease of the Boeing 747 aircraft to Evergreen Airlines. Mr. Smith's beneficial interest in rental income recognized by the Trust from the lease of the Boeing 747 aircraft during fiscal year 2006 was $1.4 million.

Note Receivable from Affiliate - At the beginning of fiscal year 2005, the Trust held a note receivable from Mr. Smith with an outstanding balance of $604,000. The note receivable bore interest at an annual rate of 4% and was secured by a pledge of approximately 2.5 million shares of Holdings common stock owned by Mr. Smith. During fiscal year 2005, $604,000 of Mr. Smith's share of the Trust's net income was applied against the note receivable and, as of the end of fiscal year 2005, the note receivable was repaid in full.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by the Trust's current independent registered public accounting firm, GHP Horwath, P.C. ("GHP Horwath"), and by the Trust's former independent registered public accounting firm, PricewaterhouseCoopers, LLP ("PricewaterhouseCoopers"), for professional services rendered to the Trust for the fiscal years ended February 28, 2006 and February 28, 2005:

	2006	2005
GHP Horwath
Audit Fees	$33,000	$25,000
Audit-Related Fees	-	-
Tax fees	-	-
All Other Fees	-	-

Sub-Total - GHP Horwath	33,000	25,000

PricewaterhouseCoopers
Audit Fees	-	50,460
Audit-Related Fees	-	-
Tax fees	-	-
All Other Fees	-	-

Sub-Total - PricewaterhouseCoopers	-	50,460

Total Accounting Fees	$33,000	$75, 460

Audit Fees for the fiscal years ended February 28, 2006 and February 28, 2005 were for professional services rendered for the audits of the financial statements of the Trust, quarterly reviews of the financial statements included in Trust's Quarterly Reports on Form 10-Q, and other services related to SEC matters. These services were rendered in connection with the reporting requirements of Holdings and accordingly, the expense for such services has been included in the consolidated financial statements of Holdings.

Audit and Non-Audit Services Pre-Approval Policy

The beneficiaries and the Owner Trustee have adopted an Audit and Non-Audit Services Pre-Approval Policy to provide procedures for (i) the pre-approval of audit and non-audit services and (ii) procedures for the engagement of the independent registered public accounting firm each year. The policy also allows the beneficiaries and the Owner Trustee to delegate to one or more of themselves pre-approval authority with respect to permitted services.

The policy provides that the beneficiaries and the Owner Trustee shall pre-approve (i) the annual audit services and certain audit-related services to be provided by the Trust's independent registered public accountant, and (ii) all anticipated fees for such services. The beneficiaries and Owner Trustee also must pre-approve (i) any engagement of the independent registered public accountant for services outside the scope of the annual general pre-approval and (ii) any engagement of the independent registered public accountant if the anticipated fee for such engagement is expected to exceed certain pre-established thresholds.

The Trust's principal executive officer and principal financial officer provide the beneficiaries and Owner Trustee with periodic and annual reconciliations of actual fees paid to the independent registered public accounting firm as compared to the fees that were pre-approved.

In accordance with the policy, the Trust's beneficiaries and Owner Trustee have ratified and approved all audit and audit-related services performed by the Trust's current independent registered public accounting firm, GHP Horwath, and the Trust's former independent registered public accounting firm, PricewaterhouseCoopers, during fiscal year 2006. The beneficiaries and Owner Trustee have concluded that the provision of the audit, audit-related, tax and other services by these firms during fiscal year 2006 was compatible with the maintenance of such firms' independence in the conduct of their auditing functions. The Trust has approved the engagement of GHP Horwath as its independent registered public accounting firm for fiscal year 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document

3.1(a)	Second Amended and Restated Trust Agreement, dated as of September 29, 1995, among Wilmington Trust Company, as owner trustee, 747 Inc., Delford M. Smith, and King, Christian Inc.

3.2(a)	Amendment to the Second Amended and Restated Trust Agreement, dated as of May 8, 2003, among Wilmington Trust Company, as owner trustee, Delford M. Smith and Evergreen International Aviation, Inc.

3.3(a)	Second Amendment to the Second Amended and Restated Trust Agreement, dated as of January 14, 2004, among the Wilmington Trust Company, Evergreen International Aviation, Inc. and Delford M. Smith.

4.1(a)	Indenture, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the initial subsidiary guarantors named therein and Bank One, N.A., as trustee.

10.1(a)	Second Amended and Restated Lease Agreement, dated as of September 29, 1995 between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.2(a)	Third Amendment to Lease Agreement, dated as of May 7, 1997, between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.3(a)	Guaranty and Subordination Agreement, dated as of May 7, 1997, for the benefit of Wilmington Trust Company by Evergreen International Aviation, Inc.

10.4(b)
Loan and Security Agreement by and among Evergreen International Aviation, Inc. and certain Subsidiaries, as Borrowers, certain Lenders and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of May 13, 2004 ("Wells Fargo Loan Agreement).

10.5(b)	Amendment Number Two and Waiver dated as of June 14, 2005 to the Wells Fargo Loan Agreement

10.6(c)	Amendment Number Three dated as of July 11, 2005 to the Wells Fargo Loan Agreement

10.7(d)	Amendment Number Four dated as of November 30, 2005 to the Wells Fargo Loan Agreement

10.8(e)	Amendment Number Five dated as of March 9, 2006 to the Wells Fargo Loan Agreement

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated herein by reference to the Evergreen Aviation's Registration Statement on Form S-4, Registration No. 333-109667.

(b)	Incorporated herein by reference to the Trust's Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

(c)	Incorporated by reference to the Trust's Form 10-Q for the quarterly period ended May 31, 2005.

(d)	Incorporated by reference to the Trust's Form 10-Q for the quarterly period ended November 30, 2005.

(e)	Incorporated by reference to the Trust's Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUST CREATED FEBRUARY 25, 1986 (Registrant)

Date: May 25, 2006	/s/ John A. Irwin
John A. Irwin
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 25, 2006	/s/ John A. Irwin
John A. Irwin
Principal Executive Officer

Date: May 25, 2006	/s/ Lawrence J. Bolton
Lawrence J. Bolton
Principal Financial Officer